Form 10-Q
period 1998-03-31
PDC 1997-D LTD PARTNERSHIP
filed 1998-05-14
CIK 1042582

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1998

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                      Commission file number 033-63635-08

               I.R.S. Employer Identification Number 55-0751154

                        PDC 1997-D LIMITED PARTNERSHIP

                     (A West Virginia Limited Partnership)
                             103 East Main Street
                             Bridgeport, WV 26330
                           Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     XX       No

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 1998 and December 31, 1997       1

           Statement of Operations -
            Three Months Ended March 31, 1998                          2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1998                          3

           Statement of Cash Flows-
            Three Months Ended March 31, 1998                          4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1998 and December 31, 1997



  Assets
                                                   1998                1997
                                                (Unaudited)

Current assets:
  Cash                                             $ 19,200          20,000
  Accounts receivable - oil and gas revenues          5,684            -
           Total current assets                      24,884          20,000

Oil and gas properties, successful
  efforts method                                 20,120,043      20,120,043
      Less accumulated depreciation, depletion,
        and amortization                              6,410            -
                                                 20,113,633      20,120,043

                                                $20,138,517      20,140,043

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $    21,076          21,876
                    Total current liabilities        21,076          21,876


Partners' Equity                                 20,117,441      20,118,167

                                                $20,138,517      20,140,043

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                       Three months ended March 31, 1998
                                  (Unaudited)


Revenues:
  Sales of oil and gas                            $  8,352
                                                     8,352

Expenses:
  Lifting cost                                       2,668
  Depreciation, depletion, and amortization          6,410
                                                     9,078

           Net loss                               $   (726)

           Net loss per limited and additional
             general partner unit                 $     (1)

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1998
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1997        $16,094,533        4,023,634    20,118,167

Net loss                                 (581)            (145)         (726)

      Balance, March 31, 1998     $16,093,952         $4,023,489 $20,117,441

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                       Three months ended March 31, 1998
                                  (Unaudited)


Cash flows from operating activities:
  Net loss                                                        $   (726)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion, and amortization                      6,410
      Changes in operating assets and liabilities:
      Increase in accounts receivable - oil and gas revenues        (5,684)
      Decrease in accrued expenses                                    (800)
          Net cash used by operating activities                       (800)

Net change in cash                                                    (800)
Cash at beginning of period                                         20,000
Cash at end of period                                              $19,200

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1997, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         The Partnership was funded with initial Limited and Additional General Partner contributions of $18,519,579 and the Managing General Partner contributed $4,028,009 in accordance with the Agreement. Syndication and management fee costs of $2,407,545 were incurred leaving available capital of $20,140,043 for Partnership activities.

         The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1998. One hundred and one wells have been drilled, of which ninety-five have been completed as producing wells.

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

         The Partnership had net working capital at March 31, 1998 of $3,808.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         The Partnership had natural gas sales during the first quarter of 1998 from seven of the Partnership's producing wells. As of May 12, 1998, twenty-eight of the Partnership's ninety-five productive wells were producing natural gas. The remaining sixty-seven wells are scheduled to go into production during the remainder of the second quarter of 1998. Cash distributions to the partners will commence during the third quarter of 1998.

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

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PDC 1997-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 1998                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 1998                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer