Form 10-Q
period 1998-06-30
PDC 1997-D LTD PARTNERSHIP
filed 1998-08-13
CIK 1042582

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1998

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1998 and December 31, 1997        1

           Statement of Operations - Three Months and
            Six Months Ended June 30, 1998                             2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1998                             3

           Statement of Cash Flows-
            Six Months Ended June 30, 1998                             4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1998 and December 31, 1997




  Assets
                                                   1998                1997
                                                (Unaudited)

Current assets:
  Cash                                             $  1,104          20,000
  Accounts receivable - oil and gas revenues        145,067            -
           Total current assets                     146,171          20,000

Oil and gas properties, successful
  efforts method                                 20,120,043      20,120,043
      Less accumulated depreciation, depletion,
        and amortization                            185,806            -
                                                 19,934,237      20,120,043

                                                $20,080,408      20,140,043

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $     2,990          21,876
                    Total current liabilities         2,990          21,876


Partners' Equity                                 20,077,418      20,118,167

                                                $20,080,408      20,140,043

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                Three months and Six Months ended June 30, 1998
                                  (Unaudited)

                                                   Three Months    Six Months
                                                      Ended           Ended
                                                   June 30, 1998  June 30, 1998



Revenues:
      Sales of oil and gas                           $181,408     $189,760
                                                      181,408      189,760

Expenses:
      Lifting cost                                     42,025       44,693
      Direct administrative cost                           10           10
      Depreciation, depletion, and amortization       179,396      185,806
                                                      221,431      230,509

              Net loss                               $(40,023)    $(40,749)

              Net loss per limited and additional
                general partner unit                 $    (34)    $    (35)

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                        Six months ended June 30, 1998
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1997        $16,094,533        4,023,634    20,118,167

Net loss                              (32,599)          (8,150)      (40,749)

      Balance, June 30, 1998      $16,061,934       $4,015,484   $20,077,418

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                        Six months ended June 30, 1998
                                  (Unaudited)

Cash flows from operating activities:
  Net loss                                                     $   (40,749)
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation, depletion, and amortization                    185,806
      Changes in operating assets and liabilities:
       Increase in accounts receivable - oil and gas revenues     (145,067)
       Decrease in accrued expenses                                (18,886)
          Net cash used by operating activities                    (18,896)

Net change in cash                                                 (18,896)
Cash at beginning of period                                         20,000
Cash at end of period                                             $  1,104

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at June 30, 1998 of $143,181.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         The Partnership had natural gas sales during the first six months of 1998 from fifty-two of the Partnership's producing wells. As of August 12, 1998, fifty-two of the Partnership's ninety-five productive wells were producing natural gas. The remaining forty-three wells are scheduled to go into production during the remainder of the third quarter of 1998. Cash distributions to the partners commenced during the third quarter of 1998.

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

    New Accounting Standard

         Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Partnership had not determined the impact that SFAS No. 133 will have on its financial statements.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998.



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


                                              PDC 1997-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August 12, 1998                          /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  August 12, 1998                          /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer