Form 10-Q
period 1998-09-30
PDC 1997-D LTD PARTNERSHIP
filed 1998-11-12
CIK 1042582

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1998

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - September 30, 1998 (unaudited)
            and December 31, 1997                                      1

           Statements of Operations - Three Months and
            Nine Months Ended September 30, 1998 (unaudited)           2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1998 (unaudited)           3

           Statement of Cash Flows-
            Nine Months Ended September 30, 1998 (unaudited)           4

           Notes to Financial Statements (unaudited)                   5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1998 and December 31, 1997



  Assets
                                                   1998                1997
                                                (Unaudited)

Current assets:
  Cash                                             $  1,103     $    20,000
  Accounts receivable - oil and gas revenues        296,168            -
           Total current assets                     297,271          20,000

Oil and gas properties, successful
  efforts method                                 11,045,989      20,120,043
      Less accumulated depreciation, depletion,
        and amortization                            588,763            -
                                                 10,457,226      20,120,043

                                                $10,754,497     $20,140,043

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $     2,989     $    21,876
                    Total current liabilities         2,989          21,876


Partners' Equity                                 10,751,508      20,118,167

                                                $10,754,497     $20,140,043

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

             Three Months and Nine Months ended September 30, 1998
                                  (Unaudited)

                                                Three Months     Nine Months
                                                   Ended            Ended
                                                September 30,   September 30,
                                                    1998            1998




Revenues:
      Sales of oil and gas                    $  390,576        $  580,336
                                                 390,576           580,336

Expenses:
      Lifting cost                                80,239           124,932
      Direct administrative cost                    -                   10
      Loss on impairment of oil
       and gas properties                      9,074,054         9,074,054
      Depreciation, depletion,
       and amortization                          402,957           588,763
                                               9,557,250         9,787,759

              Net loss                       $(9,166,674)      $(9,207,423)

              Net loss per limited and
               additional general
               partner unit                  $    (7,920)      $    (7,955)

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                     Nine Months ended September 30, 1998
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1997        $16,094,533    $4,023,634    $20,118,167

Net loss                           (7,365,938)    (1,841,485)    (9,207,423)
Distributions to partners            (127,389)      (31,847)      (159,236)

Balance, September 30, 1998       $ 8,601,206    $2,150,302    $10,751,508

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                     Nine Months ended September 30, 1998
                                  (Unaudited)


Cash flows from operating activities:
  Net loss                                                     $(9,207,423)
  Adjustments to reconcile net loss to net cash
    provided from operating activities:
      Depreciation, depletion, and amortization                    588,763
      Loss on impairment of oil and gas properties               9,074,054
      Changes in operating assets and liabilities:
       Increase in accounts receivable - oil and gas revenues     (296,168)
       Decrease in accrued expenses                                (18,887)
           Net cash provided from operating activities             140,339

Cash flows from financing activities:
  Distributions to partners                                       (159,236)
           Net cash used by financing activities                  (159,236)

Net change in cash                                                 (18,897)
Cash at beginning of period                                         20,000
Cash at end of period                                            $   1,103

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at September 30, 1998 by the Managing General Partners' petroleum engineers. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

    The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During the third quarter of 1998, the loss on impairment of oil and gas properties amounted to $9,074,054.

    Based on the Managing General Partner's experience, management believes site restoration, dismantlement and abandonment costs, net of salvage to be immaterial in relation to operating costs. These costs are being expensed when incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         The Partnership was funded with initial Limited and Additional General Partner contributions of $18,519,579 and the Managing General Partner, Petroleum Development Corporation (PDC), contributed $4,028,009 in accordance with the Agreement. Syndication and management fee costs of $2,407,545 were incurred leaving available capital of $20,140,043 for Partnership activities.

         The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1998. One hundred and one wells have been drilled, of which ninety-four have been completed as producing wells.

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

         The Partnership had net working capital at September 30, 1998 of $294,282.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

    Three Months Ended September 30, 1998

         A total of fifty-four of the Partnership's ninety-four productive wells were producing natural gas for the entire three months ended September 30, 1998. The remaining wells are scheduled to be put into service during the fourth quarter of 1998. While the Partnership experienced a loss, depreciation, depletion and amortization and loss on impairment of oil and gas properties are non-cash expenses, therefore the partnership distributed $159,236 to the partners during the third quarter of 1998.

    Nine Months Ended September 30, 1998

         The Partnership began and completed exploration and development activities during the first nine months of 1998. Oil and gas sales commenced during the first quarter and cash distributions to the partners commenced during the third quarter. A total of fifty-eight of the Partnership's ninety-four productive wells are producing natural gas as of September 30, 1998.


    Year 2000 Issue

    State of Readiness

         The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by PDC's software or hardware or that of government entities, service providers and vendors. PDC, who administers all aspects of the Partnership, has assessed the extent of the Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system including operating software currently being installed along with modifications being made by PDC's computer technicians will address the dating system flaw inherent in most operating systems. PDC expects to be fully Year 2000 Compliant by the end of 1998.

         PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by March 31, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

    Cost of Readiness

         PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Complaint.

    Risks of Year 2000 Issues

         PDC presently believes that upon remediation of its business software and hardware applications, the Year 2000 Issue will not present a materially adverse risk to PDC's or the Partnership's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of the timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on PDC's or the Partnership's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting functions, including well revenue distributions, or other significant disruptions to PDC's or the Partnership's business.

    Contingency Plan

         PDC has a contingency plan, and will implement it on any system that remains non-complaint at December 31, 1998, if any, by early 1999.

    New Accounting Standards

         Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures contracts, outstanding at the date of adoption.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.



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


                                              PDC 1997-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 6, 1998                         /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 6, 1998                         /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer