Form 10-K
period 1998-12-31
PDC 1997-D LTD PARTNERSHIP
filed 1999-03-26
CIK 1042582

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


- ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1998

  Commission File Number  033-63635-08

- Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transaction period from          to

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

Employees

    The Partnership has no employees, however, PDC has approximately 81 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

    The Partnership participated in the drilling of 101 gross wells and will continue to operate and produce its 94 gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

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

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from December 30, 1997 (date of inception) to March 15, 1999, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                               Gross                      Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
March 15, 1999. . .         94      7   101         70.37   4.64    75.01

    The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Summary of Productive Wells

    The table below shows the number of the Partnership's gross and net wells by state as of March 15, 1999.

                        Natural Gas Wells
     Location          Gross          Net
     Michigan             36        16.65
     Pennsylvania         55        50.73
     West Virginia         3         2.99
        Total             94        70.37

    A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

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

   >
                                                             Period from
                                                           December 30, 1997
                                               Year          (date of
                                              Ended          inception)
                                           December 31,    to December 31,
                                               1998             1997

Oil and Gas Sales . . . . . . . . . . . . . $   859,130           -
Costs and Expenses  . . . . . . . . . . . .  10,088,089        484,865
Net Loss  . . . . . . . . . . . . . . . . .  (9,228,117)      (484,865)
Allocation of Net Loss:
    Managing General Partner. . . . . . . .  (1,845,623)        (4,375)
    Limited and Additional
     General Partners . . . . . . . . . . .  (7,382,494)      (480,490)
    Per Limited and Additional
     General Partner Unit .                      (7,973)          (519)
Total Assets. . . . . . . . . . . . . . . .  10,512,755     20,140,043
Distributions:
    Managing General Partner. . . . . . . .      81,549            -
    Limited and Additional
     General Partners . . . . . . . . . . .     326,198            -

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

    The Partnership had working capital at December 31, 1998 of $185,537.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations


1998 Results

    Oil and gas sales production commenced during the second quarter of 1998 with revenue distributions to the partners commencing in the third quarter. The net loss of $9,228,117 was primarily due to the impairment charge for oil and gas properties which amounted to $9,074,054 in 1998. This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flow. The impairment was based on estimated fair value which considered future discounted cash flows. This charge did not affect cash distributions to the partners which amounted to $407,747 in 1998.

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

Year 2000 Issue

State of Readiness

    The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by PDC's software or hardware or that of government entities, service providers and vendors. PDC, who administers all aspects of the Partnership, has assessed the extent of the Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system including operating software installed during 1998 along with modifications made by PDC's computer technicians have addressed the dating system flaw inherent in most operating systems. PDC has completed a remediation plan and believes it is currently fully Year 2000 compliant.

    PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

Cost of Readiness

    PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Compliant.

Risks of Year 2000 Issues

    PDC presently believes the Year 2000 Issue will not present a materially adverse risk to PDC's or the Partnership's future results of operations, liquidity, and capital resources. However, if the level of the timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on PDC's or the Partnership's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting functions, including well revenue distributions, or other significant disruptions to PDC's or the Partnership's business.

Contingency Plan

    PDC has a contingency plan, and will implement it on any system that remains non-compliant at December 31, 1999, if any.

New Accounting Standards

    Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and options contracts, outstanding at the date of adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1998 has been filed with the Securities and Exchange Commission.


ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods listed below:

                                           Periods Ended December 31,
                                                 1998          1997
Footage Drilling Contracts, Services,
 Chemicals, Supplies, and Equipment         $   -           20,120,043
Syndication costs and management fee            -            2,407,545
Lifting costs                               237,295               -
Tax return preparation                        6,291             12,445
Direct administrative cost                    2,642              2,500

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a)   (1)  Financial Statements

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



                                              March 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature            Title                               Date



/s/ James N. Ryan        Chairman, Chief Executive
James N. Ryan            Officer and Director                March 24, 1999



/s/ Steven R. Williams   President and Director
Steven R. Williams                                           March 24, 1999



/s/ Dale G. Rettinger    Executive Vice President,
Dale G. Rettinger        Treasurer and Director              March 24, 1999
                         (principal financial and
                         accounting officer)



/s/ Roger J. Morgan      Secretary and Director
Roger J. Morgan                                              March 24, 1999

                            PDC 1997-D LIMITED PARTNERSHIP
                            (A West Virginia Limited Partnership)

                            Financial Statements for Annual Report
                            on Form 10-K to Securities and Exchange
                            Commission

                            Year Ended December 31, 1998 and Period from
                            December 30, 1997 (Date of Inception)
                            to December 31, 1997

                            (With Independent Auditors' Report Thereon)

                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                          F-3
Balance Sheet - December 31, 1998 and 1997                            F-4
Statement of Operations -  Year Ended December 31, 1998 and
  Period from December 30, 1997 (Date of Inception)
  to December 31, 1997                                                F-5
Statement of Partners' Equity - Year Ended December 31, 1998 and
  Period from December 30, 1997 (Date of Inception)
  to December 31, 1997                                                F-6
Statement of Cash Flows -  Year Ended December 31, 1998 and
  Period from December 30, 1997 (Date of Inception)
  to December 31, 1997                                                F-7
Notes to Financial Statements                                         F-8




All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

                       Independent Auditors' Report



To the Partners
PDC 1997-D Limited Partnership:

We have audited the financial statements of PDC 1997-D Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1997-D Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for year ended December 31, 1998 and the period from December 30, 1997 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.




                                                                 KPMG LLP



Pittsburgh, Pennsylvania
March 23, 1999

                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                              Balance Sheets

                        December 31, 1998 and 1997

    Assets                                        1998            1997

Current assets:
  Cash                                         $    1,900      $   20,000
  Accounts receivable - oil and gas revenues      214,089            -
    Total current assets                          215,989          20,000

Oil and gas properties,
    successful efforts method (Notes 3 and 5): 11,045,989      20,120,043
    Less accumulated depreciation, depletion,
     and amortization                             749,223            -
                                               10,296,766      20,120,043

                                              $10,512,755      20,140,043

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                             $   30,452          21,876
    Total current liabilities                      30,452          21,876

Partners' equity                               10,482,303      20,118,167


                                              $10,512,755      20,140,043


See accompanying notes to financial statements.

                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                         Statements of Operations

          Year Ended December 31, 1998 and Period from December 30, 1997
                   (Date of  Inception) to December 31, 1997

                                            1998         1997

Revenues:
  Sales of oil and gas                $   859,130         -
  Interest income                             842         -
                                          859,972         -

Expenses (note 3):
  Lifting cost                            237,295         -
  Management fee                             -         462,989
  Independent audit fee                     6,479        6,831
  Franchise taxes                           4,105          100
  Tax return preparation                    6,291       12,445
  Direct administrative cost                2,642        2,500
  Independent engineering cost              8,000         -
  Loss on impairment of oil
   and gas properties                   9,074,054         -
  Depreciation, depletion
   and amortization                       749,223         -
                                       10,088,089      484,865

    Net loss                          $(9,228,117)    (484,865)


    Net loss per limited
      and additional
      general partner unit            $    (7,973)        (519)

See accompanying notes to financial statements.

                         PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Statements of Partners' Equity

        Year Ended December 31, 1998 and Period from December 30, 1997
                   (Date of Inception) to December 31, 1997

                             Limited
                             and additional     Managing
                             general partners   general partner      Total
Partners' initial capital
  contributions              $18,519,579          4,028,009      22,547,588
Syndication costs             (1,944,556)              -         (1,944,556)
Net loss                        (480,490)            (4,375)       (484,865)
 Balance, December 31, 1997  $16,094,533          4,023,634      20,118,167

Net loss                      (7,382,494)        (1,845,623)     (9,228,117)
Distributions to partners       (326,198)           (81,549)       (407,747)
 Balance, December 31, 1998  $ 8,385,841          2,096,462      10,482,303

See accompanying notes to financial statements.

                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                         Statements of Cash Flows

         Year Ended December 31, 1998 and Period from December 30, 1997
                   (Date of Inception) to December 31, 1997

                                           1998          1997

Cash flows from operating activities:
  Net loss                             $(9,228,117)     (484,865)
  Adjustments to reconcile net loss
    to net cash provided from (used by)
    operating activities:
      Depreciation, depletion
       and amortization                    749,223          -
      Loss on impairment of oil
       and gas properties                9,074,054          -
      Changes in operating assets
        and liabilities:
        Increase in accounts
         receivable - oil and gas
         revenues                         (214,089)         -
        Increase in accrued expenses         8,576        21,876

        Net cash provided from
        (used by) operating activities     389,647      (462,989)

Cash flows from investing activities:
  Expenditures for
   oil and gas properties                     -      (20,120,043)

        Net cash used by
        investing activities                  -      (20,120,043)

Cash flows from financing activities:
  Limited and additional
   general partner contributions              -       18,519,579
  Managing General Partner
   contribution                               -        4,028,009
  Syndication cost paid                       -       (1,944,556)
  Distributions to partners               (407,747)         -

        Net cash (used by) provided
        from financing activities         (407,747)   20,603,032

Net (decrease) increase in cash            (18,100)       20,000
Cash at beginning of period                 20,000          -
Cash at end of period                  $     1,900        20,000




See accompanying notes to financial statements.

                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                       Notes to Financial Statements

      Year Ended December 31, 1998 and Period from December 30, 1997
                  (Date of Inception) to December 31, 1997

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

    The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 1998 the loss on impairment of oil and gas properties as reflected in the Statement of Operations amounted to $9,074,054.

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

      Purchasers of partnership units subscribed to and fully paid for 7.95 units of limited partner interests and 918.02895 units of additional general partner interests at $20,000 per unit (Investor Partners). Petroleum Development Corporation has been designated the Managing General Partner of the Partnership. Although costs, revenues and cash distributions allocable to the limited and additional general partners are shared pro rata based upon the amount of their subscriptions, including the Managing General Partner to the extent of its capital contributions, there are significant differences in the federal income tax effects and liability associated with these different types of units in the Partnership.

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

(3)   Transactions with Managing General Partner and Affiliates

      The Partnership's transactions with the Managing General Partner include charges for the following:

                                                          Period from
                                                          December 30,
                                      Year Ended          1997 (date of
                                     December 31,         inception) to
                                         1998             December 31, 1997
Drilling, completion and lease costs  $     -               20,120,043
Offering and organization costs
 (includes reimbursements of
 commissions and management fee)            -                2,407,545
Lifting costs                            237,295                  -
Tax return preparation                     6,291                12,445
Direct administrative cost                 2,642                 2,500

                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued
(4)   Allocation

      The following table summarizes the participation of the Managing
        General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.

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

____________________
[FN]
      (1) Organization and Offering Costs, net of the Dealer Manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10-1/2% of Subscriptions were paid by the Managing General Partner, without recourse to the Partnership.

      (2) Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

      (3) The Managing General Partner receives monthly reimbursement from the Partnership for their direct costs incurred by the Managing General Partner on behalf of the Partnership.

      (4) The revenues and expenses allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners may be increased and the interest of the Managing General Partner may be decreased if certain cash distribution levels are not met. The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed cash distribution levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing General Partner.

                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

      (5) In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the Partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated. No such sales have occurred.

(5)       Costs Relating to Oil and Gas Activities

          The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

                                                       December 31,
                                                  1998           1997

       Lease acquisition costs                     $520,022      520,022
       Intangible development costs              16,216,034   16,216,034
       Well equipment                             3,383,987    3,383,987
       Impairment charge                         (9,074,054)        -
                                                $11,045,989   20,120,043

                                                             Period from
                                                             Dec. 30, 1997
                                                             (date of
                                                  Year Ended     inception) to
                                                  Dec. 31        December 31,
                                                     1998            1997
         Costs capitalized:
          Oil and gas properties                  $    -         $20,120,043
                                                  $    -          20,120,043

(6)      Income Taxes

         As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
           purposes.   At December 31, 1998 and 1997, the income tax basis of
           the partnership's oil and gas properties was $3,420,582 and $3,904,009, respectively.

                          PDC 1997-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                     Notes to Financial Statements, Continued

(7)      Supplemental Reserve Information

         Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc.
           These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

                                                           Natural gas
                                                              (mcf)
          Proved developed reserves as of
           December 31, 1997                                    -
          Extensions, discoveries and other additions      13,375,499
          Production                                         (337,359)

          Proved developed reserves as of
          December 31, 1998                                13,038,140