Form 10-Q
period 1999-03-31
PDC 1997-D LTD PARTNERSHIP
filed 1999-05-12
CIK 1042582

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1999

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 1999 and December 31, 1998       1

           Statements of Operations -
            Three Months Ended March 31, 1999 and 1998                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1999 and 1998                 3

           Statements of Cash Flows-
            Three Months Ended March 31, 1999                          4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1999 and December 31, 1998



  Assets
                                                   1999                1998
                                                (Unaudited)

Current assets:
  Cash                                              $ 1,765           1,900
  Accounts receivable - oil and gas revenues        138,476         214,089
           Total current assets                     140,241         215,989

Oil and gas properties, successful
  efforts method                                 11,045,989      11,045,989
      Less accumulated depreciation, depletion,
        and amortization                            917,831         749,223
                                                 10,128,158      10,296,766

                                                $10,268,399      10,512,755

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $    29,114          30,452
                    Total current liabilities        29,114          30,452


Partners' Equity                                 10,239,285      10,482,303

                                                $10,268,399      10,512,755

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 1999 and 1998
                                  (Unaudited)


                                                    1999           1998



Revenues:
    Sales of oil and gas                          $369,198         8,352
    Interest                                         1,249          -
                                                   370,447         8,352

Expenses:
    Lifting cost                                   213,169         2,668
    Direct administrative charges                       45          -
    Depreciation, depletion, and amortization      168,608         6,410
                                                   381,822         9,078

      Net loss                                    $(11,375)     $   (726)

      Net loss per limited and additional
        general partner unit                      $    (10)     $     (1)

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1999
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1998        $8,385,841      2,096,462    10,482,303

Net loss                              (9,099)        (2,276)      (11,375)
Distributions to partners           (185,315)       (46,328)     (231,643)

      Balance, March 31, 1999     $8,191,427     $2,047,858   $10,239,285

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1999 and 1998
                                  (Unaudited)

                                                     1999            1998



Cash flows from operating activities:
  Net loss                                       $ (11,375)           (726)
  Adjustments to reconcile
    net income to net cash
    provided from (used by) operating activities:
      Depreciation, depletion, and amortization    168,608           6,410
      Changes in operating assets
      and liabilities:
      Increase in accounts receivable -
       oil and gas revenues                         75,613          (5,684)
      Decrease in accrued expenses                  (1,338)           (800)

           Net cash provided from (used by)
           operating activities                    231,508            (800)

Cash flow from financing activities:
  Distributions to partners                       (231,643)           -
           Net cash used by
           financing activities                   (231,643)           -


Net change in cash                                    (135)           (800)
Cash at beginning of period                          1,900          20,000
Cash at end of period                            $   1,765         $19,200

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1998, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at March 31, 1999 of $111,127.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Revenue and expenses during the first quarter of 1999 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1998 only a few wells were turned into line and producing. The Partnership distributed $231,643 to the partners during the first quarter of 1999.


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

         PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by June 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.



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


                                              PDC 1997-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 12, 1999                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 12, 1999                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer