Form 10-Q
period 1999-06-30
PDC 1997-D LTD PARTNERSHIP
filed 1999-08-09
CIK 1042582

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended June 30, 1999

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

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PART I - FINANCIAL INFORMATION Page No.

Item 1. Financial Statements

Balance Sheets - June 30, 1999 and December 31, 1998 1

Statements of Operations -

Three and Six Months Ended June 30, 1999 and 1998 2

Statement of Partners' Equity -

Six Months Ended June 30, 1999 and 1998 3

Statements of Cash Flows-

Six Months Ended June 30, 1999 4

Notes to Financial Statements 5

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations 6

PART II OTHER INFORMATION

Item 1. Legal Proceedings 8

Item 6. Exhibits and Reports on Form 8-K 8

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 1999 and December 31, 1998

Assets

1999 1998

(Unaudited)

Current assets:

Cash $ 401 $ 1,900

Accounts receivable - oil and gas revenues 185,239 214,089

Total current assets 185,640 215,989

Oil and gas properties, successful

efforts method 11,045,989 11,045,989

Less accumulated depreciation, depletion,

and amortization 1,126,511 749,223

9,919,478 10,296,766

$10,105,118 $10,512,755

Current Liabilities and Partners' Equity

Current liabilities:

Accrued expenses $ 26,450 $ 30,452

Total current liabilities 26,450 30,452

Partners' Equity 10,078,668 10,482,303

$10,105,118 $10,512,755

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three months and Six Months ended June 30, 1999 and 1998

(Unaudited)

Three Months Ended Six Months Ended

June 30, June 30,

1999 1998 1999 1998

Revenues:

Sales of oil and gas $ 323,542 $181,408 $ 692,740 $189,760

Interest 1,397 - 2,646 -

324,939 181,408 695,386 189,760

Expenses:

Lifting cost 172,530 42,025 385,699 44,693

Direct administrative cost 97 10 142 10

Depreciation, depletion,

and amortization 208,680 179,396 377,288 185,806

381,307 221,431 763,129 230,509

Net loss $ (56,368) $(40,023) $ (67,743) $(40,749)

Net loss per limited and additional

general partner unit $ (49) $ (34) $ (59) $ (35)

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six months ended June 30, 1999

(Unaudited)

Limited and

additional Managing

general partners general partner Total

Balance, December 31, 1998 $8,385,841 2,096,462 10,482,303

Net loss (54,193) (13,550) (67,743)

Distributions to partners (268,715) (67,177) (335,892)

Balance, June 30, 1999 $8,062,933 $2,015,735 $10,078,668

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six months ended June 30, 1999 and 1998

(Unaudited)

1999 1998

Cash flows from operating activities:

Net loss $(67,743) $ (40,749)

Adjustments to reconcile

net loss to net cash provided from

(used by) operating activities:

Depreciation, depletion,

and amortization 377,288 185,806

Changes in operating assets

and liabilities:

Decrease (increase) in accounts

receivable - oil and gas revenues 28,850 (145,067)

Decrease in accrued expenses (4,002) (18,886)

Net cash provided from (used by)

operating activities 334,393 (18,896)

Cash flows from financing activities:

Distributions to Partners (335,892) -

Net cash used by

financing activities (335,892) -

Net change in cash (1,499) (18,896)

Cash at beginning of period 1,900 20,000

Cash at end of period $ 401 $ 1,104

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

The Partnership had net working capital at June 30, 1999 of $159,190.

The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

Results of Operations

Three Months Ended June 30, 1999 Compared with 1998

Revenue and expenses during the second quarter of 1999 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1998 all of the wells were not yet turned into line and producing for the entire quarter. While the Partnership experienced a net loss of $56,318, depreciation, depletion and amortization is non-cash expense and therefore the Partnership distributed $104,249 to the partners during the second quarter of 1999.

Six Months Ended June 30, 1999 Compared with 1998

Revenue and expenses during the first six months of 1999 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1998 all of the wells were not tunred into line and producing for the entire period. While the Partnership experienced a net loss of $67,743, depreciation, depletion, and amortization is non-cash expense and therefore the Partnership distributed $335,892 to the partners during the first six months of 1999.

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

PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by September 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

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

June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 1997-D Limited Partnership

(Registrant)

By its Managing General Partner

Petroleum Development Corporation

Date: August 9, 1999 /s/ Steven R. Williams

Steven R. Williams

President

Date: August 9, 1999 /s/ Dale G. Rettinger

Dale G. Rettinger

Executive Vice President

and Treasurer