Form 10-Q
period 1999-09-30
PDC 1997-D LTD PARTNERSHIP
filed 1999-11-10
CIK 1042582

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended September 30, 1999

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

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PART I - FINANCIAL INFORMATION Page No.

Item 1. Financial Statements

Balance Sheets - September 30, 1999 (unaudited)

and December 31, 1998 1

Statements of Operations - Three Months and

Nine Months Ended September 30, 1999 (unaudited) 2

Statement of Partners' Equity -

Nine Months Ended September 30, 1999 (unaudited) 3

Statements of Cash Flows-

Nine Months Ended September 30, 1999 and 1998 (unaudited) 4

Notes to Financial Statements (unaudited) 5

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations 6

PART II OTHER INFORMATION

Item 1. Legal Proceedings 8

Item 6. Exhibits and Reports on Form 8-K 8

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 1999 and December 31, 1998

Assets

1999 1998

(Unaudited)

Current assets:

Cash $ 1,281 $ 1,900

Accounts receivable - oil and gas revenues 226,590 214,089

Total current assets 227,871 215,989

Oil and gas properties, successful

efforts method 11,045,989 11,045,989

Less accumulated depreciation, depletion,

and amortization 1,284,326 749,223

9,761,663 10,296,766

$ 9,989,534 $10,512,755

Current Liabilities and Partners' Equity

Current liabilities:

Accrued expenses $ 20,301 $ 30,452

Total current liabilities 20,301 30,452

Partners' Equity 9,969,233 10,482,303

$ 9,989,534 $10,512,755

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Nine Months ended September 30, 1999 and 1998

(Unaudited)

Three Months Ended Nine Months Ended

September 30, September 30,

1999 1998 1999 1998

Revenues:

Sales of oil and gas $ 384,687 $ 390,576 $1,077,427 $580,336

Interest 922 - 3,568 -

385,609 390,576 1,080,995 580,336

Expenses:

Lifting cost 178,862 80,239 564,561 124,932

Direct administrative cost 43 - 185 10

Loss on impairment of oil

and gas properties - 9,074,054 - 9,074,054

Depreciation, depletion,

and amortization 157,815 402,957 535,103 588,763

336,720 9,557,250 1,099,849 9,787,759

Net income (loss) $ 48,889 $(9,166,674) $ (18,854) $(9,207,423)

Net income (loss)

per limited and additional

general partner unit $ 43 $ (7,920) $ (16) $ (7,955)

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Nine Months ended September 30, 1999

(Unaudited)

Limited and

additional Managing

general partners general partner Total

Balance, December 31, 1998 $8,385,841 $2,096,462 $10,482,303

Net loss (15,081) (3,773) (18,854)

Distributions to partners (395,375) (98,841) (494,216)

Balance, September 30, 1999 $7,975,385 $1,993,848 $ 9,969,233

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Nine Months ended September 30, 1999 and 1998

(Unaudited)

1999 1998

Cash flows from operating activities:

Net loss $ (18,854) $(9,207,423)

Adjustments to reconcile

net loss to net cash

provided from operating activities:

Depreciation, depletion,

and amortization 535,103 588,763

Loss on impairment of oil

and gas properties - 9,074,054

Changes in operating assets

and liabilities:

Increase in accounts receivable

- oil and gas revenues (12,501) (296,168)

Decrease in accrued expenses (10,151) (18,887)

Net cash provided

from operating activities 493,597 140,339

Cash flows from financing activities:

Distributions to partners (494,216) (159,236)

Net cash used by

financing activities (494,216) (159,236)

Net change in cash (619) (18,897)

Cash at beginning of period 1,900 20,000

Cash at end of period $ 1,281 $ 1,103

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

The Partnership had net working capital at September 30, 1999 of $207,570.

The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

Results of Operations

Three Months Ended September 30, 1999 Compared with 1998

Revenue and expenses during the third quarter of 1999 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1998 all of the wells were not yet turned into line and producing for the entire quarter. While the Partnership experienced a modest net income of $48,889, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $158,324 to the partners during the third quarter of 1999.<

Nine Months Ended September 30, 1999 Compared with 1998

Revenue and expenses during the first nine months of 1999 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 1998 all of the wells were not tunred into line and producing for the entire period. While the Partnership experienced a net loss of $18,854, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $494,216 to the partners during the first nine months of 1999.

Year 2000 Issue

State of Readiness

The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by PDC's software or hardware or that of government entities, service providers and vendors. PDC, who administers all aspects of the Partnership, has assessed the extent of the Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system inclu d

PDC has initiated communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

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

PDC has a contingency plan, and will implement it on any system that remains non-complaint at December 31, 1999, if any.

New Accounting Standard

Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended

September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 1997-D Limited Partnership

(Registrant)

By its Managing General Partner

Petroleum Development Corporation

Date: November 9, 1999 /s/ Steven R. Williams

Steven R. Williams

President

Date: November 9, 1999 /s/ Dale G. Rettinger

Dale G. Rettinger

Executive Vice President

and Treasurer