Form 10-K
period 1999-12-31
PDC 1997-D LTD PARTNERSHIP
filed 2000-03-27
CIK 1042582

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


- ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1999

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

Employees

    The Partnership has no employees, however, PDC has approximately 91 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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

Derivatives and Hedging Activities

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

The Managing General Partner has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used to coordinate fixed and variable priced purchases and sales and to "lock in" fixed prices from time to time for the Managing General Partner and its various limited partnerships' share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlaying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limited upside potential.

Despite the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

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

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from December 30, 1997 (date of inception) to March 15, 2000, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                               Gross                      Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
March 15, 2000. . .         94      7   101         70.37   4.64    75.01

    The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Summary of Productive Wells

    The table below shows the number of the Partnership's gross and net wells by state as of March 15, 2000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER
MATTERS.

    At December 31, 1999, PDC 1997-D Limited Partnership had one Managing General Partner, 11 Limited Partners who fully paid for 7.95 units at $20,000 per unit of limited partnership interests and a total of 1,050 Additional General Partners who fully paid for 918.02895 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

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


                                                              Period from
                                                              December 30,
                                                              1997 (date of
                                                              inception) to
                                   Years Ended December 31,   December 31,
                                       1999        1998          1997

Oil and Gas Sales  . . . . . . . . .$1,433,490      859,130         -

Costs and Expenses . . . . . . . . . 5,410,978   10,088,089      484,865
Net Loss . . . . . . . . . . . . . .(3,972,609)  (9,228,117)    (484,865)
Allocation of Net Loss:
    Managing General Partner . . . . .(794,521)  (1,845,623)      (4,375)
    Limited and Additional
     General Partners. . . . . . . .(3,178,088)  (7,382,494)    (480,490)
    Per Limited and Additional
     General Partner Unit. . . . . . .  (3,432)      (7,973)        (519)
Total Assets . . . . . . . . . . . . .5,871,271  10,512,755   20,140,043
Distributions:
    Managing General Partner . . . . .  61,162       81,549          -
    Limited and Additional
     General Partners. . . . . . . . . 616,016      326,198          -

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

    The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 1998. One hundred and one wells have been drilled, ninety-four of which have been completed as producers. No additional wells will be drilled.

    The Partnership had working capital at December 31, 1999 of $189,482.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1999 Compared to 1998

    Oil and gas sales increased 66.9% in 1999 compared to 1998 due to increased sales volumes (1998 was not a full production year, see 1998 compared to 1997 below) offset in part by lower average sales prices of natural gas. The net loss of $3,972,609 in 1999 was primarily due to the impairment charge for oil and gas properties. This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flow. The impairment was based on estimated fair value which considered future discounted cash flows. This charge did not affect cash distributions to the partners which increased from $407,747 in 1998 to $677,178 in 1999.

1998 Compared to 1997

    Oil and gas sales production commenced during the second quarter of 1998 with revenue distributions to the partners commencing in the third quarter. The net loss of $9,228,117 was primarily due to the impairment charge for oil and gas properties which amounted to $9,074,054 in 1998. This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flow. The impairment was based on estimated fair value which considered future discounted cash flows. This charge did not affect cash distributions to the partners which amounted to $407,747 in 1998. During 1997, in accordance with the partnership agreement, a one time management fee of $462,989 was paid to the Managing General Partner.

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

Year 2000 Issue

    The Partnership experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000.

    The Partnership expenditures for addressing Year 2000 issues were not material, nor does the Partnership expect to incur any significant costs addressing Year 2000 issues in the future.

New Accounting Standards

    Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. SFAS No. 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and option contracts, outstanding at the date of adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1999 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods listed below:

                                             Periods Ended December 31,
                                             1999       1998       1997

Footage Drilling Contracts, Services,
 Chemicals, Supplies, and Equipment        $   -         -     20,120,043
Syndication costs and management fee           -         -      2,407,545
Lifting costs                              732,408    237,295        -
Tax return preparation                      11,285      6,291      12,445
Direct administrative cost                   3,099      2,642       2,500

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a)   (1)  Financial Statements

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



                                              March 24, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature            Title                               Date



/s/ James N. Ryan        Chairman, Chief Executive
James N. Ryan            Officer and Director                March 24, 2000



/s/ Steven R. Williams   President and Director
Steven R. Williams                                           March 24, 2000



/s/ Dale G. Rettinger    Executive Vice President,
Dale G. Rettinger        Treasurer and Director              March 24, 2000
                         (principal financial and
                         accounting officer)



/s/ Roger J. Morgan      Secretary and Director
Roger J. Morgan                                              March 24, 2000

                            PDC 1997-D LIMITED PARTNERSHIP
                            (A West Virginia Limited Partnership)

                            Financial Statements for Annual Report
                            on Form 10-K to Securities and Exchange
                            Commission

                            Years Ended December 31, 1999, 1998
                            and Period from December 30, 1997
                            (Date of Inception) to December 31, 1997

                            (With Independent Auditors' Report Thereon)

                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                          F-3
Balance Sheet - December 31, 1999 and 1998                            F-4
Statement of Operations -  Years Ended December 31, 1999,
  1998 and Period from December 30, 1997 (Date of Inception)
  to December 31, 1997                                                F-5
Statement of Partners' Equity - Years Ended December 31, 1999,
  1998 and Period from December 30, 1997 (Date of Inception)
  to December 31, 1997                                                F-6
Statement of Cash Flows -  Years Ended December 31, 1999, 1998
  and Period from December 30, 1997 (Date of Inception)
  to December 31, 1997                                                F-7
Notes to Financial Statements                                         F-8




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1997-D Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period from December 30, 1997 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.




                                                                 KPMG LLP



Pittsburgh, Pennsylvania
March 24, 2000

                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                              Balance Sheets

                        December 31, 1999 and 1998

    Assets                                        1999            1998

Current assets:
  Cash                                       $     2,542            1,900
  Accounts receivable - oil and gas revenues     225,695          214,089
    Total current assets                         228,237          215,989

Oil and gas properties,
  successful efforts method (Notes 3 and 5):   7,601,900       11,045,989
  Less accumulated depreciation,
     depletion, and amortization               1,958,866          749,223
                                               5,643,034       10,296,766

                                             $ 5,871,271       10,512,755

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                           $    38,755           30,452
    Total current liabilities                     38,755           30,452

Partners' equity                               5,832,516       10,482,303


                                             $ 5,871,271       10,512,755


See accompanying notes to financial statements.

                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                         Statements of Operations

Years Ended December 31, 1999, 1998 and Period from December 30, 1997
                (Date of  Inception) to December 31, 1997


                                          1999        1998        1997

Revenues:
Sales of oil and gas                 $1,433,490     859,130        -
Interest income                           4,879         842        -
                                      1,438,369     859,972        -

Expenses (note 3):
  Lifting cost                          732,408     237,295        -
  Management fee                           -           -        462,989
  Independent audit fee                   6,155       6,479       6,831
  Franchise taxes                         1,919       4,105         100
  Tax return preparation                 11,285       6,291      12,445
  Direct administrative cost              3,099       2,642       2,500
  Independent engineering cost            2,380       8,000        -
  Loss on impairment of oil
   and gas properties                 3,444,089   9,074,054        -
  Depreciation, depletion
   and amortization                   1,209,643     749,223        -
                                      5,410,978  10,088,089     484,865

    Net loss                        $(3,972,609) (9,228,117)   (484,865)


    Net loss per limited
      and additional
      general partner unit          $    (3,432)     (7,973)       (519)

See accompanying notes to financial statements.

                         PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Statements of Partners' Equity

   Years Ended December 31, 1999 and 1998 and Period from December 30, 1997
                   (Date of Inception) to December 31, 1997


                             Limited
                             and additional     Managing
                             general partners   general partner      Total
Partners' initial capital
  contributions              $18,519,579          4,028,009      22,547,588
Syndication costs             (1,944,556)              -         (1,944,556)
Net loss                        (480,490)            (4,375)       (484,865)
 Balance, December 31, 1997   16,094,533          4,023,634      20,118,167

Net loss                      (7,382,494)        (1,845,623)     (9,228,117)
Distributions to partners       (326,198)           (81,549)       (407,747)
 Balance, December 31, 1998    8,385,841          2,096,462      10,482,303

Net loss                      (3,178,088)          (794,521)     (3,972,609)
Distributions to partners       (616,016)           (61,162)       (677,178)
 Balance, December 31, 1999  $ 4,591,737          1,240,779       5,832,516

See accompanying notes to financial statements.

                          PDC 1997-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

              Years Ended December 31, 1999 and 1998 and Period from
            December 30, 1997 (Date of Inception) to December 31, 1997

                                                1999          1998         1997


Cash flows from operating activities:
      Net loss                             $(3,972,609)   (9,228,117)    (484,865)
      Adjustments to reconcile net loss
        to net cash provided from (used by)
        operating activities:
          Depreciation, depletion
           and amortization                  1,209,643       749,223         -
          Loss on impairment of oil
           and gas properties                3,444,089     9,074,054         -
          Changes in operating assets
            and liabilities:
            Increase in accounts
             receivable - oil and gas
             revenues                          (11,606)     (214,089)        -
              Increase in accrued expenses       8,303         8,576       21,876

            Net cash provided from
            (used by) operating activities     677,820       389,647     (462,989)

Cash flows from investing activities:
      Expenditures for
       oil and gas properties                     -             -     (20,120,043)

            Net cash used by
            investing activities                  -             -     (20,120,043)

Cash flows from financing activities:
      Limited and additional
       general partner contributions              -             -      18,519,579
      Managing General Partner
       contribution                               -             -       4,028,009
      Syndication cost paid                       -             -      (1,944,556)
      Distributions to partners               (677,178)     (407,747)        -

            Net cash (used by) provided
            from financing activities         (677,178)     (407,747)  20,603,032

Net increase (decrease) in cash                    642       (18,100)      20,000
Cash at beginning of period                      1,900        20,000         -
Cash at end of period                       $    2,542         1,900       20,000




See accompanying notes to financial statements.

                          PDC 1997-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Notes to Financial Statements

     Years Ended December 31, 1999 and 1998 and Period from December 30, 1997
                      (Date of Inception) to December 31, 1997

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

        The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 1999 and 1998 the loss on impairment of oil and gas properties as reflected in the Statement of Operations amounted to $3,444,089 and $9,074,054, respectively.

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






                                                                 (Continued)
                                        F-8

                          PDC 1997-D LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                     Notes to Financial Statements, Continued

        Derivatives and Hedging Activities

        The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

        The Managing General Partner has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used to coordinate fixed and variable priced purchases and sales and to "lock in" fixed prices from time to time for the Managing General Partner and its various limited partnerships' share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlaying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limited upside potential.

        Despite the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

        Use of Estimates

        Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.

(2)       Organization

          The Partnership was organized as a limited partnership on December 30, 1997 in accordance with the laws of the State of West Virginia for the purpose of engaging in the drilling, completion and operation of oil and gas development and exploratory wells in the Northern Appalachian and Michigan Basins.










                                        F-9

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

(3)       Transactions with Managing General Partner and Affiliates

          The Partnership's transactions with the Managing General Partner include charges for the following:

                                                                Period from
                                                                December 30,
                                                                1997 (date of
                                      Years Ended December 31,  inception) to
                                          1999        1998      December 31, 1997
Drilling, completion and lease costs  $    -             -      20,120,043
Offering and organization costs
 (includes reimbursements of
 syndication cost and management fee)     -              -       2,407,545
Lifting costs                          732,408        237,295         -
Tax return preparation                  11,285          6,291       12,445
Direct administrative cost               3,099          2,642        2,500
















                                       F-10

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

                                       F-11

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

(5)     Costs Relating to Oil and Gas Activities

        The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.
          Costs capitalized for these activities are as follows:


                                                      December 31,
                                           1999         1998          1997

           Lease acquisition costs     $   520,022      520,022      520,022
           Intangible development costs 16,216,034   16,216,034   16,216,034
           Well equipment                3,383,987    3,383,987    3,383,987
           Impairment charge           (12,518,143)  (9,074,054)        -
                                      $  7,601,900   11,045,989   20,120,043

           The following costs were incurred for the Partnership's oil and gas activities:

                                                                 Period from
                                                                 Dec. 30, 1997
                                                                 (date of
                                                                 inception) to
                                   Years Ended December 31,        December 31,
                                    1999             1998            1997
         Costs incurred:
          Oil and gas properties  $    -               -          20,120,043
                                  $    -               -          20,120,043

(6)      Income Taxes

         As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
           purposes.   At December 31, 1999 and 1998, the income tax basis
           of the partnership's oil and gas properties was $2,591,851 and $3,420,582 respectively.





                                       F-12

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

                                                           Natural gas
                                                              (mcf)
          Proved developed reserves as of
           December 31, 1997                                    -
          Extensions, discoveries and other additions      13,375,499
          Production                                         (337,359)

          Proved developed reserves as of
          December 31, 1998                                13,038,140

          Revisions of previous estimates                  (6,050,704)
          Production                                         (674,436)

          Proved developed reserves as of
          December 31, 1999                                 6,313,000