Form 10-Q
period 2000-03-31
PDC 1997-D LTD PARTNERSHIP
filed 2000-05-11
CIK 1042582

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 2000

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 2000 and December 31, 1999       1

           Statements of Operations -
            Three Months Ended March 31, 2000 and 1999                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 2000                          3

           Statements of Cash Flows-
            Three Months Ended March 31, 2000 and 1999                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7













                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 2000 and December 31, 1999




  Assets
                                                   2000                1999
                                                (Unaudited)

Current assets:
  Cash                                          $    2,542           2,542
  Accounts receivable - oil and gas revenues       233,194         225,695
           Total current assets                    235,736         228,237

Oil and gas properties, successful
  efforts method                                 7,601,900       7,601,900
      Less accumulated depreciation, depletion,
        and amortization                         2,092,977       1,958,866
                                                 5,508,923       5,643,034

                                                $5,744,659       5,871,271

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $  32,606          38,755
                    Total current liabilities       32,606          38,755


Partners' Equity                                 5,712,053       5,832,516

                                                $5,744,659       5,871,271

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 2000 and 1999
                                  (Unaudited)


                                                    2000           1999



Revenues:
    Sales of oil and gas                          $402,296       369,198
    Interest                                          -            1,249
                                                   402,296       370,447

Expenses:
    Lifting cost                                   180,712       213,169
    Direct administrative charges                     -               45
    Depreciation, depletion, and amortization      134,111       168,608
                                                   314,823       381,822

      Net income (loss)                           $ 87,473       (11,375)

      Net income (loss) per limited and
        additional general partner unit           $     91           (10)

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 2000
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1999        $4,591,737      1,240,779     5,832,516

Net income                            69,979         17,494        87,473
Distributions to partners           (166,349)       (41,587)     (207,936)

      Balance, March 31, 2000     $4,495,367      1,216,686     5,712,053

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                     2000            1999



Cash flows from operating activities:
  Net income (loss)                               $ 87,473         (11,375)
  Adjustments to reconcile
    net income (loss) to net cash
    provided from operating activities:
      Depreciation, depletion, and amortization    134,111         168,608
       Changes in operating assets
       and liabilities:
       (Increase) decrease in accounts receivable -
       oil and gas revenues                         (7,499)         75,613
      Decrease in accrued expenses                  (6,149)         (1,338)

           Net cash provided from
            operating activities                   207,936         231,508

Cash flow from financing activities:
  Distributions to partners                       (207,936)       (231,643)
           Net cash used by
            financing activities                  (207,936)       (231,643)


Net change in cash                                    -               (135)
Cash at beginning of period                          2,542           1,900
Cash at end of period                            $   2,542           1,765

See accompanying notes to financial statements.













                                      -4-
                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1999, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at March 31, 2000 of $189,482.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Sales of oil and gas increased 9.0% during the first quarter of 2000 compared to 1999 due to higher average sales prices of natural gas offset in part by lower sales volumes. The Partnership distributed $207,936 to the partners during the first quarter of 2000.


    Year 2000 Issue

         PDC, who administers all aspects of the Partnership, experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000.

         PDC's expenditures for addressing Year 2000 issues were not material, nor does the Company expect to incur any significant costs addressing Year 2000 issues in the future.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.



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


                                              PDC 1997-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 11, 2000                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 11, 2000                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer