Form 10-Q
period 2000-06-30
PDC 1997-D LTD PARTNERSHIP
filed 2000-07-27
CIK 1042582

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 2000

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 2000 and December 31, 1999        1

           Statements of Operations -
            Three and Six Months Ended June 30, 2000 and 1999          2

           Statement of Partners' Equity -
            Six Months Ended June 30, 2000 and 1999                    3

           Statements of Cash Flows-
            Six Months Ended June 30, 2000                             4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8













                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 2000 and December 31, 1999



  Assets
                                                   2000                1999
                                                (Unaudited)

Current assets:
  Cash                                          $     3,305     $     2,542
  Accounts receivable - oil and gas revenues        218,199         225,695
           Total current assets                     221,504         228,237

Oil and gas properties, successful
  efforts method                                  7,601,900       7,601,900
      Less accumulated depreciation, depletion,
        and amortization                          2,223,042       1,958,866
                                                  5,378,858       5,643,034

                                                $ 5,600,362     $ 5,871,271

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $    26,146     $    38,755
                    Total current liabilities        26,146          38,755


Partners' Equity                                  5,574,216       5,832,516

                                                $ 5,600,362     $ 5,871,271

See accompanying notes to financial statements.

                            PDC 1997-D LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three months and Six Months ended June 30, 2000 and 1999
                                      (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            2000         1999          2000         1999


Revenues:
  Sales of oil and gas                   $ 367,455  $  323,542     $ 769,751    $ 692,740
  Interest                                   3,120       1,397         3,120        2,646
                                           370,575     324,939       772,871      695,386

Expenses:
  Lifting cost                             195,417     172,530       376,129      385,699
  Direct administrative cost                 2,356          97         2,356          142
  Depreciation, depletion,
   and amortization                        130,065     208,680       264,176      377,288
                                           327,838     381,307       642,661      763,129

     Net income (loss)                   $  42,737   $ (56,368)    $ 130,210    $ (67,743)

     Net income (loss) per limited
      and additional
      general partner unit               $      45   $     (49)    $     136    $     (59)

See accompanying notes to financial statements.

                              PDC 1997-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 2000
                                        (Unaudited)




                                    Limited and
                                    additional       Managing
                                    general partners general partner     Total

Balance, December 31, 1999            $4,591,737     $1,240,779       $5,832,516

Net income                               104,169         26,041          130,210
Distributions to partners               (310,809)       (77,701)        (388,510)

          Balance, June 30, 2000      $4,385,097     $1,189,119      $ 5,574,216

See accompanying notes to financial statements.

                              PDC 1997-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 2000 and 1999
                                        (Unaudited)

                                                         2000            1999

Cash flows from operating activities:
      Net income (loss)                               $130,210        $(67,743)
      Adjustments to reconcile
       net income (loss) to net cash provided from
        operating activities:
          Depreciation, depletion,
           and amortization                            264,176         377,288
          Changes in operating assets
           and liabilities:
           Decrease in accounts
           receivable - oil and gas revenues             7,496          28,850
           Decrease in accrued expenses                (12,609)         (4,002)
              Net cash provided from
               operating activities                    389,273         334,393

Cash flows from financing activities:
      Distributions to Partners                       (388,510)       (335,892)
               Net cash used by
                financing activities                  (388,510)       (335,892)

Net change in cash                                         763          (1,499)
Cash at beginning of period                              2,542           1,900
Cash at end of period                                $   3,305       $     401

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

2.     Basis of Presentation

       The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

           The Partnership had net working capital at June 30, 2000 of $195,358.

           The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

       Results of Operations

       Three Months Ended June 30, 2000 Compared with 1999

           Natural gas sales increased approximately 13.6% during the second quarter of 2000 compared with the same period in 1999 primarily due to higher average sales prices offset in part by lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $180,574 to the partners during the second quarter of 2000.

       Six Months Ended June 30, 2000 Compared with 1999

           Natural gas sales increased approximately 11.1% during the first six months of 2000 compared with the same period in 1999 primarily due to higher average sales prices offset in part by lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $388,510 to the partners during the first six months of 2000.

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

                       PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

       None.

Item 6.  Exhibits and Reports on Form 8-K

       (a) None.

       (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.



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


                                          PDC 1997-D Limited Partnership
                                                  (Registrant)

                                          By its Managing General Partner
                                          Petroleum Development Corporation




Date:  July 27, 2000                        /s/ Steven R. Williams
                                                Steven R. Williams
                                                   President


Date:  July 27, 2000                        /s/ Dale G. Rettinger
                                                Dale G. Rettinger
                                             Executive Vice President
                                                 and Treasurer