Form 10-Q
period 2001-06-30
PDC 1997-D LTD PARTNERSHIP
filed 2001-08-14
CIK 1042582

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 2001

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                        Page No.

 Item 1. Financial Statements

         Balance Sheets - June 30, 2001 (unaudited)
          and December 31, 2000                                          1

         Statements of Operations -
          Three and Six Months Ended June 30, 2001 and 2000 (unaudited)  2

         Statement of Partners' Equity and Comprehensive Income -
          Six Months Ended June 30, 2001 (unaudited)                     3

         Statements of Cash Flows-
          Six Months Ended June 30, 2001 and 2000 (unaudited)            4

         Notes to Financial Statements                                   5 & 6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7

 Item 3. Quantitative and Qualititive Disclosure About
         Market Rate Risk                                                7

PART II  OTHER INFORMATION

 Item 1. Legal Proceedings                                               8

 Item 6. Exhibits and Reports on Form 8-K                                8













                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 2001 and December 31, 2000



           Assets
                                                    2001             2000
                                                (Unaudited)

Current assets:
  Cash                                          $    1,313           4,958
  Accounts receivable - oil and gas revenues       395,088         243,577
           Total current assets                    396,401         248,535

Oil and gas properties, successful
  efforts method                                 7,601,900       7,601,900
      Less accumulated depreciation,
        depletion and amortization               2,590,050       2,405,973
                                                 5,011,850       5,195,927

                                                $5,408,251       5,444,462

           Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                              $   47,840          27,728
           Total current liabilities                47,840          27,728


Partners' Equity                                 5,360,411       5,416,734

                                                $5,408,251       5,444,462

See accompanying notes to financial statements.

                        PDC 1997-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

           Three months and six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             2001        2000          2001         2000

Revenues:
  Sales of oil and gas                    $ 483,648  $ 367,455      $ 940,258    $ 769,751
  Interest                                    1,257      3,120          3,297        3,120
                                            484,905    370,575        943,555      772,871

Expenses:
  Lifting cost                              196,110    195,417        376,518      376,129
  Direct administrative charges                  85      2,356            141        2,356
  Depreciation, depletion
   amd amortization                          95,055    130,065        184,077      264,176
                                            291,250    327,838        560,736      642,661

     Net income                           $ 193,655  $  42,737      $ 382,819    $ 130,210

     Net income per limited and
       additional general partner unit    $     167  $      45      $     331    $     136

See accompanying notes to financial statements.

                              PDC 1997-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                  Statement of Partners' Equity and Comprehensive Income

                              Six months ended June 30, 2001
                                        (Unaudited)

                              Limited and               Accumulated
                              additional    Managing    other
                              general       general     Comprehensive
                              partners      partner     Income          Total
Balance, December 31, 2000   $4,153,605   1,263,129        -         5,416,734

Distributions to partners      (369,171)    (81,963)        -         (451,134)

Comprehensive income:
 Net income                     306,255      76,564                    382,819
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                     (1,047,617)
 Change in fair value of out-
  standing hedging positions                             726,200
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                                 333,409
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges                                                  11,992        11,992
Comprehensive income                                                   394,811


Balance, June 30, 2001       $4,090,689   1,257,730       11,992     5,360,411

See accompanying notes to financial statements.

                         PDC 1997-D LIMITED PARTNERSHIP
                      (A West Virginia Limited Partnership)

                            Statements of Cash Flows

                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                     2001            2000



Cash flows from operating activities:
  Net income                                    $  382,819         130,210
  Adjustments to reconcile
    net income to net cash
    provided from operating activities:
      Depreciation, depletion and amortization     184,077         264,176
       Changes in operating assets
       and liabilities:
       Decrease (increase) in accounts receivable -
       oil and gas revenues                       (139,519)          7,496
       Increase (decrease) in accrued expenses      20,112         (12,609)

           Net cash provided from
            operating activities                   447,489         389,273

Cash flow from financing activities:
  Distributions to partners                       (451,134)       (388,510)
           Net cash used by
            financing activities                  (451,134)       (388,510)


Net change in cash                                  (3,645)            763
Cash at beginning of period                          4,958           2,542
Cash at end of period                           $    1,313           3,305

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

2.     Basis of Presentation

       The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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























                                    -5-

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

       Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactons and have a total estimated fair value of $11,992 on June 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($1,047,617) which was recorded in accumulated other comprehensive income (AOCI). During the three and six months ended June 30, 2001, the Partnership reclassified ($38,499) and $333,409, respectively from AOCI into oil and gas sales relating to settled contracts.

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

5.     Comprehensive Income

       Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $136,177 and $11,992 for the three and six months ended June 30, 2001.









                                    -6-

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

       The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by June 30, 1998. One hundred and one wells have been drilled, of which ninety-five have been completed as producing wells.

       Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

       The Partnership had net working capital at June 30, 2001 of $348,561.

       The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

  Results of Operations

  Three Months ended June 30, 2001 Compared with 2000

       Natural gas sales increased approximately 31.6% during the second quarter of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $258,205 to the partners during the second quarter of 2001.

  Six Months Ended June 30, 2001 Compared with 2000

       Natural gas sales increased approximately 22.2% during the first six months of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $451,134 to the partners during the first six months of 2001.









                                    -7-
                      PDC 1997-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                      Notes to Financial Statements
                                (Unaudited)

Item 3.    Quantitative and Qualititive Disclosure About Market Rate Risk

  Commodity Price Risk

       The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of June 30, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 30,618 dt of natural gas with a weighted average price of $3.94 dt resulting in a total contract amount of $120,615, and a fair market value of $11,992. Open option contracts maturing in 2001 are for the sale of 95,256 dt with a weighted average floor price of $3.75 dt.

































                                    -8

                                                           CONFORMED COPY

                       PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

       None.

Item 6.  Exhibits and Reports on Form 8-K

       (a) None.

       (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.



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


                                            PDC 1997-D Limited Partnership

                                                    (Registrant)

                                            By its Managing General Partner
                                            Petroleum Development
Corporation




Date:  August 14, 2001                        /s/ Steven R. Williams
                                                  Steven R. Williams
                                                     President


Date:  August 14, 2001                        /s/ Dale G. Rettinger
                                                  Dale G. Rettinger
                                               Executive Vice President
                                                   and Treasurer








                                    -9-