Form 10-Q
period 2001-09-30
PDC 1997-D LTD PARTNERSHIP
filed 2001-11-13
CIK 1042582

CONFORMED COPY





	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
	For the period ended September 30, 2001

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



	PDC 1997-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)


	INDEX



PART I - FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

		Balance Sheets - September 30, 2001 (unaudited)
		 and December 31, 2000 						1

		Statements of Operations -
		 Three and Nine Months Ended September 30,
		 2001 and 2000 (unaudited)					2

		Statement of Partners' Equity and Comprehensive Income -
		 Nine Months Ended September 30, 2001 (unaudited)	3

		Statements of Cash Flows-
		 Nine Months Ended September 30, 2001 and
		 2000 (unaudited)							4

		Notes to Financial Statements					5

	Item 2. Management's Discussion and Analysis of Financial
	        Condition and Results of Operations			7

	Item 3. Quantitative and Qualitative Disclosure About
	        Market Rate Risk						8

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings						9

	Item 6. Exhibits and Reports on Form 8-K				9














	PDC 1997-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Balance Sheets

	September 30, 2001 and December 31, 2000



		Assets
			   						2001   	2000
			                                (Unaudited)

Current assets:
	Cash		                          	$    2,404	    4,958
	Accounts receivable - oil and gas revenues   268,294    243,577
	  	Total current assets			   270,698    248,535

Oil and gas properties, successful
	efforts method					 7,601,900 	7,601,900
      Less accumulated depreciation,
        depletion and amortization	   		 2,676,871 	2,405,973
								 4,925,029 	5,195,927

								$5,195,727 	5,444,462

		Current Liabilities and Partners' Equity

Current liabilities:
	Accrued expenses                          $   18,026 	   27,728
		Total current liabilities	 	    18,026     27,728


Partners' Equity	 					 5,177,701  5,416,734

								$5,195,727  5,444,462

See accompanying notes to financial statements.

	PDC 1997-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statements of Operations

	Three months and nine months ended September 30, 2001 and 2000
	(Unaudited)

						Three Months Ended 	Nine Months Ended
						     September 30,    	    September 30,
						   2001  	  2000  	   2001  	  2000

Revenues:
	Sales of oil and gas		$ 326,141	$ 317,108 	$1,266,399	$1,086,859
	Interest		  		    1,132	    1,450 	     4,429	     4,570
		 				  327,273	  318,558    1,270,828	 1,091,429

Expenses:
	Lifting cost			  184,157	  167,846 	   560,675	   543,975
	Direct administrative charges		 42		 34 	  	 183	     2,390
	Depreciation, depletion
	 amd amortization	  		   86,821	  125,145 	   270,898	   389,321
			 			  271,020	  293,025 	   831,756	   935,686

		Net income 			$  56,253	$  25,533 	 $ 439,072	 $ 155,743

		Net income per
            limited and
		additional general
            partner unit		$     48	$     27 	$     379	$      163

See accompanying notes to financial statements.

	PDC 1997-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statement of Partners' Equity and Comprehensive Income

	Nine months ended September 30, 2001
	(Unaudited)

							Limited and		Accumulated
							additional	Managing	other
							general	general 	Comprehensive
							partners	partner 	Income	   Total
Balance, December 31, 2000 			$4,153,605 	1,263,129 	-         5,416,734

Distributions to partners	 		  (563,990)	 (130,667)	-          (694,657)

Comprehensive income:
 Net income						   351,258 	   87,814 		      439,072
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001								   (1,047,617)
 Change in fair value of out-
  standing hedging positions							752,758
 Less reclassification
  adjustments for settled
  contracts included in net
  income			  							311,411
 Closing balance of accumulated
  net gain on cash flow
  hedges										 16,552     16,552
Comprehensive income	           	          	          	  	455,624


Balance, September 30, 2001			$3,940,873 	1,220,276 	 16,552  5,177,701

See accompanying notes to financial statements.

	PDC 1997-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statements of Cash Flows

	Nine months ended September 30, 2001 and 2000
	(Unaudited)

			  						2001  	  2000



Cash flows from operating activities:
	Net income 							$  439,072 	 155,743
	Adjustments to reconcile
	  net income to net cash
	  provided from operating activities:
	    Depreciation, depletion and amortization	   270,898 	 389,321
	     Changes in operating assets
	     and liabilities:
	     (Increase) decrease increase in
	      accounts receivable - oil and gas revenues   (8,165)	  25,011
	     Decrease in accrued expenses	   		   (9,702)	 (23,402)

		Net cash provided from
		 operating activities	  			  692,103 	 546,673

Cash flow from financing activities:
	Distributions to partners	 			 (694,657)	(545,673)
		Net cash used in
		 financing activities	 			 (694,657)	(545,673)


Net change in cash						   (2,554)	  1,000
Cash at beginning of period	    				    4,958 	  2,542
Cash at end of period						$   2,404 	  3,542

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

	The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

	Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $16,552 on September 30,2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($1,047,617) which was recorded in accumulated other comprehensive income (AOCI).
During the three and nine months ended September 30, 2001, the Partnership reclassified ($21,998) and $311,411, respectively from AOCI into oil and gas sales relating to settled contracts.

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

	Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $4,560 and $16,552 for the three and nine months ended September 30, 2001.

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

		The Partnership had net working capital at September 30, 2001 of $252,672.

		The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

	Results of Operations

	Three Months ended September 30, 2001 Compared with 2000

		Natural gas sales increased approximately 2.8% during the third quarter of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed
$243,523 to the partners during the third quarter of 2001.

	Nine Months Ended September 30, 2001 Compared with 2000

		Natural gas sales increased approximately 16.5% during the first nine months of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $694,657 to the partners during the first nine months of 2001.

	PDC 1997-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Notes to Financial Statements
	(Unaudited)

New Accounting Standard

In June, 2001, the Financial Accounting Board Issued SFAS No.
143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Partnership's year beginning
January 1, 2003. At the present time, the Partnership has not determined the impact SFAS No. 143 will have on its financial statements upon adoption.



Item 3.	Quantitative and Qualitative Disclosure About Market Rate Risk

	Commodity Price Risk

		The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of September 30, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 10,092 dt of natural gas with a weighted average price of $3.47 dt resulting in a total contract amount of $35,021. Open option contracts maturing in 2001 are for the sale of 23,549 dt with a weighted average floor price of $3.75 dt. The estimated fair market value of both future contracts and options is $16,552 as of September 30, 2001.

























	-8



	CONFORMED COPY

	PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

		None.

Item 6.  Exhibits and Reports on Form 8-K

		(a) None.

		(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2001.



	SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				PDC 1997-D Limited Partnership

				        (Registrant)

 				By its Managing General Partner
				Petroleum Development Corporation




Date:  November   13, 2001	  /s/ Steven R. Williams
				      Steven R. Williams
				         President


Date:  November  13, 2001	  /s/ Dale G. Rettinger
  				      Dale G. Rettinger
				   Executive Vice President
				       and Treasurer








	-9-