Form 10-Q
period 2002-06-30
PDC 1997-D LTD PARTNERSHIP
filed 2002-08-12
CIK 1042582

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended June 30, 2002

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

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2002 and December 31, 2001

Assets
	2002	2001
	(Unaudited)

Current assets:
Cash	$ 3,650	3,264
Accounts receivable - oil and gas revenues	233,516	179,512
Total current assets	237,166	182,776

Oil and gas properties, successful efforts method	7,034,497	7,034,497
Less accumulated depreciation, depletion
and amortization	3,270,685	3,066,005
	3,763,812	3,968,492

	$4,000,978	4,151,268

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 34,047	24,962
Total current liabilities	34,047	24,962

Partners' Equity	3,966,931	4,126,306

	$4,000,978	4,151,268

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Three Months and Six Months ended June 30, 2002 and 2001

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Sales of oil and gas	$ 312,946	483,648	525,577	940,258
Interest income	-	1,257	445	3,297
	312,946	484,905	526,022	943,555
Expenses:
Lifting cost	186,723	196,110	378,507	376,518
Direct administrative charges	-	85	59	141
Depreciation, depletion, and amortization	108,347	95,055	204,680	184,077
	295,070	291,250	583,246	560,736

Net income (loss)	$ 17,876	193,655	(57,224)	382,819
Net income (loss) per limited and additional
general partner unit	$ 16	167	(49)	331

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income

Six months ended June 30, 2002

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2001	$2,998,859	1,127,447	-	4,126,306

Distributions to partners	(88,825)	(22,206)		(111,031)

Comprehensive loss:
Net loss	(45,779)	(11,445)	-	(57,224)
Change in fair value of Outstanding hedging positions			8,880
Less reclassification adjustments for settled contracts included in net income			-
Other comprehensive income			8,880	8,880
Comprehensive loss				(48,344)
Balance, June 30, 2002	$ 2,864,255	1,093,796	8,880	3,966,931

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Six months ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net (loss) income	$(57,224)	382,819
Adjustments to reconcile net (loss) income to net cash
provided from operating activities:
Depreciation, depletion and amortization	204,680	184,077
Changes in operating assets and liabilities:
Increase in accounts receivable	(29,753)	(139,519)
(Decrease) increase in accrued expenses	(6,286)	20,112
Net cash provided from operating activities	111,417	447,489

Cash flows from financing activities:
Distributions to partners	(111,031)	(451,134)
Net cash used by financing activities	(111,031)	(451,134)

Net increase (decrease) in cash	386	(3,645)
Cash at beginning of period	3,264	4,958
Cash at end of period	$ 3,650	1,313

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

4. Derivative Instruments and Hedging Activities

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes.

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

The Partnership had net working capital at June 30, 2002 of $203,119.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three Months Ended June 30, 2002 Compared with 2001

Sales of oil and gas decreased 35.3% during the second quarter of 2002 compared to 2001 due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced a modest net income of $17,876, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $30,499 to the partners during the second quarter of 2002.

Six Months ended June 30, 2002 Compared with 2001

Sales of oil and gas decreased 44.1% during the first six months of 2002 compared to 2001 due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced a modest net loss of $57,224, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $111,031 to the partners during the first six months of 2002.

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

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices close to or above $3 per million Btu's (mmbtu) for the balance of 2002 and even higher beyond the end of the year. This price level apparently reflects market concern about the adequacy of natural gas deliverability given a normal winter and/or a recovery of the economy. In contrast natural gas storage levels are at historically high levels, a situation that in the past has resulted in low gas prices. The Managing General Partner believes this situation creates the possibility of both periods of low prices and of significantly higher prices.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to reduce some of the impact of fluctuations in prices. Through March of 2003 the Partnership has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. These floor and ceiling prices were set at levels which allowed the Partnership to set floors on two units of production for each unit of production with a ceiling. For the period from July 2002 to October 2002 the Partnership has floors in place at $2.85 on 21,779 Mmbtu of monthly production and ceilings in place in a range from $3.70 to $3.80 on 10,890 Mmbtu of monthly production. For the period from November 2002 through March 2003, the Partnership has floors in place in a range from $3.40 to $3.70 on 10,890 Mmbtu of monthly production and ceilings in place in a range from $3.75 to $4.20 on 5,445 Mmbtu of monthly production. The fair value of these floors and ceilings as of June 30, 2002 is $8,880.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

As of June 30, 2002 the Partnership had option contracts for the sale of 70,782 dt of natural gas with an average ceiling price of $3.88 and for the sale of 141,564 dt of natural gas with an average floor price of $3.12.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) None.

           (b) No reports on Form 8-K have been filed during the quarter ended

              June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1997-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 9, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: August 9, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer