Form 10-Q
period 2002-09-30
PDC 1997-D LTD PARTNERSHIP
filed 2002-10-24
CIK 1042582

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended September 30, 2002

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

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 2002 and December 31, 2001

Assets
	2002	2001
	(Unaudited)

Current assets:
Cash	$ 3,926	3,264
Accounts receivable - oil and gas revenues	218,632	179,512
Total current assets	222,558	182,776

Oil and gas properties, successful efforts method	7,034,497	7,034,497
Less accumulated depreciation, depletion
and amortization	3,368,202	3,066,005
	3,666,295	3,968,492

	$3,888,853	4,151,268

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 58,834	24,962
Total current liabilities	58,834	24,962

Partners' Equity	3,830,019	4,126,306

	$3,888,853	4,151,268

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Three Months and Nine Months ended September 30, 2002 and 2001

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Sales of oil and gas	$ 276,534	326,141	802,111	1,266,399
Interest income	403	1,132	848	4,429
	276,937	327,273	802,959	1,270,828
Expenses:
Lifting cost	174,969	184,157	553,476	560,675
Direct administrative charges	127	42	186	183
Depreciation, depletion, and amortization	97,517	86,821	302,197	270,898
	272,613	271,020	855,859	831,756

Net income (loss)	$ 4,324	56,253	(52,900)	439,072
Net income (loss) per limited and additional
general partner unit	$ 3	48	(46)	379

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income

Nine months ended September 30, 2002

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2001	$2,998,859	1,127,447	-	4,126,306

Distributions to partners	(185,098)	(46,273)		(231,371)

Comprehensive loss:
Net loss	(42,320)	(10,580)	-	(52,900)
Change in fair value of outstanding hedging positions			(12,016)
Less reclassification adjustments for settled contracts included in net income			-
Other comprehensive loss			(12,016)	(12,016)
Comprehensive loss				(64,916)
Balance, September 30, 2002	$ 2,771,441	1,070,594	(12,016)	3,830,019

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Nine months ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net (loss) income	$(52,900)	439,072
Adjustments to reconcile net (loss) income to net cash
provided from operating activities:
Depreciation, depletion and amortization	302,197	270,898
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,034)	(8,165)
Decrease in accrued expenses	(11,230)	(9,702)
Net cash provided from operating activities	232,033	692,103

Cash flows from financing activities:
Distributions to partners	(231,371)	(694,657)
Net cash used by financing activities	(231,371)	(694,657)

Net increase (decrease) in cash	662	(2,554)
Cash at beginning of period	3,264	4,958
Cash at end of period	$ 3,926	2,404

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Partnership had net working capital at September 30, 2002 of $163,724.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three Months Ended September 30, 2002 Compared with 2001

Sales of oil and gas decreased 15.2% during the third quarter of 2002 compared to 2001 due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced a modest net income of $4,324, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $120,341 to the partners during the third quarter of 2002.

Nine Months ended September 30, 2002 Compared with 2001

Sales of oil and gas decreased 36.7% during the first nine months of 2002 compared to 2001 due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced a modest net loss of ($52,900), depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $231,371 to the partners during the first nine months of 2002.

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

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices close to or above $4 per million Btu's (mmbtu) for the balance of 2002 and even higher beyond the end of the year. This price level apparently reflects market concern about the adequacy of natural gas deliverability given a normal winter and/or a recovery of the economy. In contrast natural gas storage levels are at historically high levels, a situation that in the past has resulted in low gas prices. The Managing General Partner believes this situation creates the possibility of both periods of low prices and of significantly higher prices.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to reduce some of the impact of fluctuations in prices. Through October of 2003 the Partnership has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. These floor and ceiling prices were set at levels which allowed the Partnership to set floors on two units of production for each unit of production with a ceiling. For the month of October 2002 the Partnership has floors in place in a range from $2.20 to $2.85 on 21,868 Mmbtu of monthly production and ceilings in place in a range from $3.20 to $3.75 on 10,934 Mmbtu of monthly production. For the period from November 2002 through March 2003, the Partnership has floors in place in a range from $2.75 to $3.59 on 21,868 Mmbtu of monthly production and ceilings in place in a range from $3.87 to $4.19 on 10,934 Mmbtu of monthly production. For the period April 2003 through October 2003, the Partnership has floors in place in a range from $2.50 to $3.41 on 10,934 Mmbtu of monthly production and ceilings in place in a range from $3.13 to $3.80 on 5,467 Mmbtu of monthly production. The fair value of these floors and ceilings as of September 30, 2002 is ($12,016).

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

As of September 30, 2002 the Partnership had option contracts for the sale of 103,872 dt of natural gas with an average ceiling price of $4.00 and for the sale of 207,744 dt of natural gas with an average floor price of $3.45.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at September 30, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) None.

           (b) No reports on Form 8-K have been filed during the quarter ended

              September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1997-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: October 23, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: October 23, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer