Form 10-K
period 2002-12-31
PDC 1997-D LTD PARTNERSHIP
filed 2003-03-18
CIK 1042582

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes   No X

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

Employees

     The Partnership has no employees, however, PDC has approximately 94 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

Plan of Operations

     The Partnership participated in the drilling of 101 gross wells (94 gross productive wells) and will continue to operate and produce its productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

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

Derivatives and Hedging Activities

     The Managing General Partner has extensive experience and utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity of the Partnership which was conducted in the Continental United States.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total

94	7	101	70.37	4.64	75.01
==	==	===	====	===	====

The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Summary of Productive Wells

     During 2002 the Partnership transferred title to nine wells in the Paxton Quarry Antrim Unit in Michigan at no cost to or proceeds from an unrelated third party. The table below shows the number of the Partnership's gross and net wells by state as of December 31, 2002

	Natural Gas Wells
Location	Gross	Net
Michigan	27	12.69
Pennsylvania	55	50.73
West Virginia	3	2.99
Total	85	66.41
	==	====

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

     At December 31, 2002, PDC 1997-D Limited Partnership had one Managing General Partner, 11 Limited Partners who fully paid for 7.95 units at $20,000 per unit of limited partnership interests and a total of 1,050 Additional General Partners who fully paid for 918.02895 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.
	Years Ended December 31,
	2002	2001	2000
Oil and Gas Sales	$1,083,570	$1,518,411	1,408,168
Costs and Expenses	1,049,310	1,994,381	1,126,726
Net Income (Loss)	35,343	(470,619)	287,450
Allocation of Net Income (Loss):
Managing General Partner	7,069	(94,124)	57,490
Limited and Additional
General Partners	28,274	(376,495)	229,960
Per Limited and Additional
General Partner Unit	31	(407)	248
Total Assets	3,882,471	4,151,268	5,444,462
Distributions:
Managing General Partner	23,794	41,558	35,140
Limited and Additional
General Partners	294,098	778,251	668,092

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

     The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 1998. One hundred and one wells have been drilled, 94 of which have been completed as producers, currently the Partnership has 85 producing wells. No additional wells will be drilled.

     The Partnership had working capital at December 31, 2002 of $122,720.

     Operations are expected to be conducted with available funds and revenues generated from oil and natural gas activities. No bank borrowings are anticipated.

Results of Operations

2002 Compared to 2001

     Oil and gas sales decreased 28.64% in 2002 compared to 2001 due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced modest net income of $35,343, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $317,892 to the partners during 2002.

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

New Accounting Standards

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset within oil and gas properties which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership does not believe the adoption of this Statement will have a material effect on its financial position, results of operations, cash flows or disclosures.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

     Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (mmbtu). These prices look strong for the remainder of the year with natural gas storage levels at five-year low levels. The Partnership believes this situation creates the possibility of both periods of low prices and continued high prices.

     Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of the production. Through October of 2003 the Partnership has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. These floor and ceiling prices were set at levels which allowed the Partnership to set floors on two units of production for each unit of production with a ceiling. For the period from January 2003 through March 2003, the Partnership has floors in place in a range from $3.45 to $3.80 on 21,817 mmbtu of monthly production and ceilings in place in a range from $3.75 to $4.40 on 10,908 mmbtu of monthly production. For the period April 2003 through October 2003, the Partnership has floors in place in a range from $3.40 to $3.50 on 10,908 mmbtu of monthly production and ceilings in place at $3.80 on 5,454 mmbtu of monthly production. The fair value of these floors and ceilings as of December 31, 2002 is ($40,121).

     As of December 31, 2002 the Partnership had option contracts for the sale of 70,905 mmbtu of natural gas with an average ceiling price of $3.98 and for the sale of 141,809 mmbtu of natural gas with an average floor price of $3.49.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Part III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

      FINANCIAL DISCLOSURE.

      NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2002 has been filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

      NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods listed below:
	Periods Ended December 31,
	2002	2001	2000
Lifting costs	$738,953	$746,808	$656,821
Tax return preparation	8,960	8,975	11,620
Direct administrative cost	4,739	2,689	2,808

ITEM 14.  Controls and Procedures

     Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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
March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 18, 2003
/s/ Steven R. Williams Steven R. Williams	President and Director	March 18, 2003
/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President,Treasurer and Director (principal financial and accounting officer)	March 18,2003
/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	March 18, 2003

FORM 10-K CERTIFICATION

I, James N. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of PDC 1997-D Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003

 /s/ James N. Ryan

James N. Ryan

Chief Executive Officer of Petroleum Development Corporation

FORM 10-K CERTIFICATION

I, Dale G. Rettinger, certify that:

1. I have reviewed this annual report on Form 10-K of PDC 1997-D Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003

 /s/ Dale G. Rettinger

Dale G. Rettinger

Chief Financial Officer

of Petroleum Development Corporation

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2002, 2001 and 2000

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1997-D Limited Partnership as of December 31, 2002 and the results of its operations and its cash flows for each of the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Partnership changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Pittsburgh, Pennsylvania

March  10, 2003

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001

Cash	$ 4,074	3,264
Accounts receivable - oil and gas revenues	197,481	179,512
Total current assets	201,555	182,776

Oil and gas properties, successful efforts method (note 5):	7,034,497	7,034,497
Less accumulated depreciation, depletion, and amortization	3,353,581	3,066,005
	3,680,916	3,968,492

	$3,882,471	4,151,268
Current Liabilities and Partners' Equity	=======	=======

Current liabilities:
Accrued expenses	$ 78,835	24,962
Total current liabilities	78,835	24,962

Partners' equity	3,803,636	4,126,306

	$3,882,471	4,151,268
	=======	=======

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2002, 2001 and 2000
	2002	2001	2000
Revenues:
Sales of oil and gas	$1,083,570	1,518,411	1,408,168
Interest income	1,083	5,351	6,008
	1,084,653	1,523,762	1,414,176

Expenses (note 3):
Lifting cost	738,953	746,808	656,821
Independent audit fee	6,957	6,689	6,340
Franchise taxes	2,125	1,785	2,030
Tax return preparation	8,960	8,975	11,620
Direct administrative cost	4,739	2,689	2,808
Loss on impairment of oil and gas properties	-	567,403	-
Depreciation, depletion and amortization	287,576	660,032	447,107
	1,049,310	1,994,381	1,126,726

Net income (loss)	$ 35,343	(470,619)	287,450
	=======	=======	=======
Net income (loss) per limited and additional general partner unit	$ 31	(407)	248
	=======	=======	=======

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity and Comprehensive Income

Years Ended December 31, 2002, 2001 and 2000

	Limited and additional general partners	Managing General Partner	Accumulated other Comprehensive Income	Total

Balance, December 31, 1999	$4,591,737	1,240,779		5,832,516

Net income	229,960	57,490		287,450
Distributions to partners	(668,092)	(35,140)		(703,232)
Balance, December 31, 2000	4,153,605	1,263,129		5,416,734

Distributions to partners	(778,251)	(41,558)		(819,809)

Comprehensive loss:
Net loss	(376,495)	(94,124)		(470,619)
Cumulative effect of change in accounting principle - January 1, 2001			(1,047,617)
Change in fair value of outstanding hedging positions			531,424
Reclassification adjustment for settled contracts included in net loss			516,193
Other comprehensive loss			-	-
Comprehensive loss				(470,619)
Balance, December 31, 2001	2,998,859	1,127,447	-	4,126,306

Distributions to partners	(294,098)	(23,794)		(317,892)

Comprehensive loss:
Net income	28,274	7,069		35,343
Change in fair value of outstanding hedging positions			(40,121)
Reclassification adjustment for settled contracts included in net income			-
Other comprehensive loss			(40,121)	(40,121)
Comprehensive loss				(4,778)

Balance December 31, 2002	$2,733,035	1,110,722	(40,121)	3,803,636
	=======	=========	=========	=========

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$35,343	(470,619)	287,450
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation, depletion and amortization	287,576	660,032	447,107
Loss on impairment of oil and gas properties	-	567,403	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(10,551)	64,065	(17,882)
Increase (decrease) in accrued expenses	6,334	(2,766)	(11,027)

Net cash provided from operating activities	318,702	818,115	705,648

Cash flow from financing activities:
Distributions to partners	(317,892)	(819,809)	(703,232)

Net cash used by financing activities	(317,892)	(819,809)	(703,232)

Net increase (decrease) in cash	810	(1,694)	2,416
Cash at beginning of period	3,264	4,958	2,542
Cash at end of period	$ 4,074	3,264	4,958
	======	=======	======

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2002, 2001 and 2000

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

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by the Managing General Partner's petroleum engineers at December 31, 2002, 2001 and 2000. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 2002, 2001 and 2000 the loss on impairment of oil and gas properties as reflected in the Statement of Operations amounted to $0, $567,403 and $0, respectively.

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

All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2002.

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

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

For the year ended December 31, 2000, prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Hedging Activities", gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts were deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurred. In order for futures contracts to qualify as a hedge, there must be sufficient correlation to the underlying hedged transaction. The change in the fair value of derivative instruments which do not qualify for hedging were recognized into income in 2000.

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

By using derivative financial instruments to hedge exposures to changes in commodity prices, the Managing General Partner exposes the Partnership to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit/repayment risk. The Managing General Partner minimizes the credit/repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

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

New Accounting Standards

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset within oil and gas properties which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership does not believe the adoption of this Statement will have a material effect on its financial position, results of operations, cash flows or disclosures.

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

(3)  Transactions with Managing General Partner and Affiliates

The Partnership's transactions with the Managing General Partner include the following:

	Years Ended December 31,
	2002	2001	2000
Lifting costs	$738,953	746,808	656,821
Tax return preparation	8,960	8,975	11,620
Direct administrative cost	4,739	2,689	2,808

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

	Investor Partners	Managing General Partners
Partnership Costs
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee	100%	0%
Undeveloped Lease Costs	0%	100%
Drilling and Completion Costs	80%	20%
Tangible Equipment	0%	100%
Intangible Drilling and Development Costs	100%	0%
Operating Costs(2)	80%	20%
Direct Costs(3)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues

Sale of Oil and Gas Production(4)	80%	20%
Sale of Productive Properties(5)	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases	80%	20%
Interest Income	80%	20%

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

(4) The revenues and expenses allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners may be increased and the interest of the Managing General Partner may be decreased if certain cash distribution levels are not met. The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed cash distribution levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing General Partner. The Managing General Partner's and Investor Partners' distributions have been adjusted in 2002, 2001 and 2000 based on these special provisions.

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

(6) In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners which is entirely voluntary on the part of the partners. During 2002 PDC purchased a total of 5.54 units of partnership interest for a total ownership of 33.79 units as of December 31, 2002 which represents a 3.65% ownership of the original Investor Partners share of limited and additional general partnership units. Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5) Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

	December 31,
	2002	2001	2000
Lease acquisition costs	$ 520,022	520,022	520,022
Intangible development costs	16,216,034	16,216,034	16,216,034
Well equipment	3,383,987	3,383,987	3,383,987
Impairment charge	(13,085,546)	(13,085,546)	(12,518,143)
	$ 7,034,497	7,034,497	7,601,900
	=========	========	========

There were no costs incurred for the Partnership's oil and gas activities for the years ended December 31, 2002, 2001 and 2000.

(6)  Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2002 and 2001, the income tax basis of the partnership's oil and gas properties was $1,491,681 and $1,803,265, respectively.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(7)  Supplemental Reserve Information (unaudited)

Proved oil and gas reserves of the Partnership have been estimated by the Managing General Partner's petroleum engineers at December 31, 2002, 2001 and 2000. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year-end prices, adjusted for hedging contracts. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

Natural gas (mcf)

Proved developed reserves as of December 31, 1999	6,313,000

Revisions of previous estimates	592,510
Production	(541,610)

Proved developed reserves as of December 31, 2000	6,363,900

Revisions of previous estimates	(2,248,059)
Production	(417,841)

Proved developed reserves as of December 31, 2001	3,698,000

Revisions of previous estimates	1,064,368
Production	(366,668)

Proved developed reserves as of December 31, 2002	4,395,700
========