Form 10-Q
period 2003-06-30
PDC 1997-D LTD PARTNERSHIP
filed 2003-08-07
CIK 1042582

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 306	4,074
Accounts receivable - oil and gas revenues	259,543	197,481
Total current assets	259,849	201,555

Oil and gas properties, successful efforts method	7,057,624	7,034,497
Less accumulated depreciation, depletion
and amortization	3,497,952	3,353,581
	3,559,672	3,680,916

	$3,819,521	3,882,471

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 86,487	78,835
Total current liabilities	86,487	78,835

Asset retirement obligation	31,413	-

Partners' Equity	3,701,621	3,803,636

	$3,819,521	3,882,471

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Sales of oil and gas	$388,223	312,946	805,473	525,577
Interest income	181	-	356	445
	388,404	312,946	805,829	526,022
Expenses:
Lifting cost	175,064	186,723	369,439	378,507
Direct administration cost	54	-	561	59
Depreciation, depletion, and amortization	69,896	108,347	133,346	204,680
	245,014	295,070	503,346	583,246
Income (loss) before cumulative effect of accounting change	143,390	17,876	302,483	(57,224)

Cumulative effect of accounting change	-	-	18,847	-

Net income (loss) after cumulative effect of accounting change	$143,390	17,876	283,636	(57,224)

Net income (loss) per limited and additional general partner unit	$ 124	16	245	(49)

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$2,733,035	1,110,722	(40,121)	3,803,636

Distributions to partners	(291,014)	(72,752)	-	(363,766)

Comprehensive income:
Net income	226,909	56,727	-	283,636
Change in fair value of outstanding hedging positions			(37,630)
Less reclassification adjustments for settled contracts included in net income			15,745
Other comprehensive loss			(21,885)	(21,885)
Comprehensive income				261,751

Balance, June 30, 2003	$ 2,668,930	1,094,697	(62,006)	3,701,621

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$283,636	(57,224)
Adjustments to reconcile net income (loss) to net cash
provided from operating activities:
Depreciation, depletion and amortization	133,346	204,680
Cumulative effect of change in accounting principle	18,847	-
Accretion of asset retirement obligation	464	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(58,025)	(29,753)
Decrease in accounts payable	(18,270)	(6,286)
Net cash provided from operating activities	359,998	111,417

Cash flows from financing activities:
Distributions to partners	(363,766)	(111,031)
Net cash used by financing activities	(363,766)	(111,031)

Net (decrease) increase in cash	(3,768)	386
Cash at beginning of period	4,074	3,264
Cash at end of period	$ 306	3,650

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on December 31, 1997 with initial Limited and Additional General Partner contributions of $18,519,579 and the Managing General Partner's cash contribution of $4,028,009 in accordance with the Agreement. After payment of syndication costs of $1,944,556 and a one-time management fee to the managing general partner or $462,989, the Partnership had available cash of $20,140,043 for the Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1998. One hundred and one wells have been drilled of which ninety-four have been completed as producing wells.

The Partnership had net working capital at June 30, 2003 of $173,362.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three Months Ended June 30, 2003 Compared with June 30, 2002

Oil and gas sales for the three months ended June 30, 2003 were $388,223 compared to $312,946 for the three months ended June 30, 2002, an increase of $75,277or 24.05%. The volume of natural gas sold for the three months ended June 30, 2003, was 85,468 Mcf at an average sales price of $4.54 per Mcf compared to 106,960 Mcf at an average price of $2.93 per Mcf for the three months ended June 30, 2002. The Lifting cost for the three months ended June 30, 2003 was $2.05 per Mcf compared to $1.75 per Mcf for the three months ended June 30, 2002. While the Partnership experienced a net income of $143,390 depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $240,827 to the partners for the three months ending June 30, 2003.

Six months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the six months ended June 30, 2003 were $805,473 compared to $525,577 for the six months ended June 30, 2002, an increase of $279,896 or 53.25%. The volume of natural gas sold for the six months ended June 30, 2003, was 163,487 Mcf at an average sales price of $4.93 per Mcf compared to 200,334 Mcf at an average price of $2.62 per Mcf for the six months ended June 30, 2002. The Lifting cost for the six months ended June 30, 2003 was $2.26 per Mcf compared to $1.89 per Mcf for the six months ended June 30, 2002. While the Partnership experienced a net income of $283,636 depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $363,766 to the partners for the six months ending June 30, 2003.

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

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place in a range from $3.40 to $4.65 on 31,673 Mmbtu of monthly production and ceilings in place in a range from $3.80 to $5.40 on 16,205 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors in place in a range from $4.20 to $4.45 on 10,312 Mmbtu of monthly production and celings in place in a range from $5.00 to $5.40 on 5,156 Mmbtu of monthly production. The fair value of these floors and ceilings as of June 30, 2003 is $(62,006).

As of June 30, 2003 the Partnership had option contracts for the sale of 90,600 Mmbtu of natural gas with an average ceiling price of $4.96 and for the sale of 178,254 Mmbtu of natural gas with an average floor price of $4.18.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

              June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1997-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 7, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer