Form 10-Q
period 2003-09-30
PDC 1997-D LTD PARTNERSHIP
filed 2003-11-13
CIK 1042582

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended September 30, 2003

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

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 419	4,074
Accounts receivable - oil and gas revenues	261,331	197,481
Total current assets	261,750	201,555

Oil and gas properties, successful efforts method	7,057,624	7,034,497
Less accumulated depreciation, depletion
and amortization	3,561,502	3,353,581
	3,496,122	3,680,916

	$3,757,872	3,882,471

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 23,599	78,835
Total current liabilities	23,599	78,835

Asset retirement obligation	31,413	-

Partners' Equity	3,702,860	3,803,636

	$3,757,872	3,882,471

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Nine Months ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Sales of oil and gas	$417,192	276,534	1,222,665	802,111
Interest income	137	403	493	848
	417,329	276,937	1,223,158	802,959
Expenses:
Lifting cost	160,341	174,969	529,780	553,476
Direct administration cost	24	127	585	186
Depreciation, depletion, and amortization	63,550	97,517	196,896	302,197
	223,915	272,613	727,261	855,859
Income (loss) before cumulative effect of accounting change	193,414	4,324	495,897	(52,900)

Cumulative effect of accounting change	-	-	(18,847)	-

Net income (loss) after cumulative effect of accounting change	$193,414	4,324	477,050	(52,900)

Net income (loss) per limited and additional general partner unit	$ 167	3	412	(46)

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Nine Months ended September 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$2,733,035	1,110,722	(40,121)	3,803,636

Distributions to partners	(489,872)	(122,466)	-	(612,338)

Comprehensive income:
Net income	381,640	95,410	-	477,050
Change in fair value of outstanding hedging positions			26,107
Less reclassification adjustments for settled contracts included in net income			8,405
Other comprehensive income			34,512	34,512
Comprehensive income				511,562

Balance, September 30, 2003	$ 2,624,803	1,083,666	(5,609)	3,702,860

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Nine Months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$477,050	(52,900)
Adjustments to reconcile net income (loss) to net cash
provided from operating activities:
Depreciation, depletion and amortization	196,896	302,197
Cumulative effect of change in accounting principle	18,847	-
Accretion of asset retirement obligation	464	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(61,825)	(6,034)
Decrease in accounts payable	(22,749)	(11,230)
Net cash provided from operating activities	608,683	232,033

Cash flows from financing activities:
Distributions to partners	(612,338)	(231,371)
Net cash used by financing activities	(612,338)	(231,371)

Net (decrease) increase in cash	(3,655)	662
Cash at beginning of period	4,074	3,264
Cash at end of period	$ 419	3,926

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas are recognized when the rights and responsibilities of ownership passes to the purchasers and are net of royalties.

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

The Partnership had net working capital at September 30, 2003 of $238,151.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended September 30, 2003 Compared with September 30, 2002

Oil and gas sales for the three months ended September 30, 2003 were $ 417,192 compared to $276,534 for the three months ended September 30, 2002, an increase of $140,658 or 50.86%. The volume of natural gas sold for the three months ended September 30, 2003, was 77,971 Mcf at an average sales price of $5.35 per Mcf compared to 94,699 Mcf at an average price of $2.92 per Mcf for the three months ended September 30, 2002. The Lifting cost for the three months ended September 30, 2003 was $2.06 per Mcfe compared to $1.85 per Mcfe for the three months ended September 30, 2002. While the Partnership experienced a net income of $193,414 depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $248,572 to the partners for the three months ending September 30, 2003.

Nine months ended September 30, 2003 Compared with September 30, 2002

Oil and gas sales for the nine months ended September 30, 2003 were $1,222,665 compared to $802,111 for the nine months ended September 30, 2002, an increase of $420,554 or 52.43%. The volume of natural gas sold for the nine months ended September 30, 2003, was 241,458 Mcf at an average sales price of $5.06 per Mcf compared to 295,033 Mcf at an average price of $2.72 per Mcf for the nine months ended September 30, 2002. The Lifting cost for the nine months ended September 30, 2003 was $2.19 per Mcfe compared to $1.88 per Mcfe for the nine months ended September 30, 2002. While the Partnership experienced a net income of $477,050 depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $612,338 to the partners for the nine months ending September 30, 2003.

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

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Revenue Recognition. Sales of natural gas are recognized when the rights and responsibilities of ownership passes to the purchasers and are net of royalties.

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

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past few years, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (Mmbtu). These prices look strong for the remainder of the year although natural gas storage levels are near normal levels following a period when storage levels had been at a five-year low. The Managing General Partner believes this situation creates the possibility of both periods of low prices and continued high prices.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period through October 2003, the Partnership has floors in place in a range from $3.40 to $4.50 on 30,756 Mmbtu of monthly production and ceilings in place in a range from $3.80 to $5.30 on 15,736 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors in place in a range from $4.20 to $4.45 on 10,014 Mmbtu of monthly production and ceilings in place in a range from $5.00 to $5.40 on 5,007 Mmbtu of monthly production.

As of September 30, 2003 the Partnership had option contracts for the sale of 25,034 Mmbtu of natural gas with an average ceiling price of $5.23 and for the sale of 50,069 Mmbtu of natural gas with an average floor price of $4.34. The fair value of all floors and ceilings as of September 30, 2003 is $(5,609).

Disclosure of Limitations

As the information above incorporates only those exposures that exist at September 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Company's last fiscal quarter.

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

              September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1997-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: November 12, 2003	/s/ James N. Ryan James N. Ryan Chief Executive Officer

Date: November 12, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: November 12, 2003	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer