Form 10-K
period 2004-12-31
PDC 1997-D LTD PARTNERSHIP
filed 2005-04-21
CIK 1042582

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2004

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes __   No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes   No X

There is no trading market for the registrant's securities.

PART I

ITEM 1.  BUSINESS.

General

     PDC 1997-D Limited Partnership ("the Partnership") is a limited partnership formed on December 30, 1997 pursuant to the West Virginia Uniform Limited Partnership Act.  Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

     Since the commencement of operations on December 30, 1997, the Partnership has been engaged in onshore, domestic gas exploration exclusively in the Northern Appalachian and Michigan Bas ins.  A total of 11 limited partners contributed initial capital of $159,000; a total of 1,050 additional general partners contributed initial capital of $18,360,579; and PDC (Managing General Partner) contributed $4,028,009 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement). During 1998 in accordance with the Partnership Agreement, all Additional General Partners were converted to Limited Partners.

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

Employees

     The Partnership has no employees, however, PDC has approximately 120 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

Plan of Operations

     The Partnership participated in the drilling of 101 gross wells (94 gross productive wells) and will continue to operate and produce its productive wells.  The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

     See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

     The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted.  These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions.  Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed.  Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas. All oil and natural gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed price contracts are in place. The Partnership sold oil and natural gas to one customer which accounted for 100% of the Partnership's total oil and natural gas sales for the years ended December 31, 2004, 2003 and 2002.

                                                                                                2

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production.  These instruments consist of NYMEX-traded natural gas futures and option contracts.  The contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under Item 7A.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas and oil sold in the spot market.  The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions.  In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

     The Partnership competes in marketing its gas with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations.  States also have statutes and regulations concerning the spacing of wells, environmental matters and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells.  The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $0, $3,100 and $2,000 in 2004, 2003 and 2002, respectively to comply with federal and state regulations.

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

Production

See "Management's Discussion and Analysis" on page 6 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for the Partnership's oil and gas reserves.

Summary of Productive Wells

     During 2002 the Partnership transferred title to nine wells in the Paxton Quarry Antrim Unit in Michigan to an unrelated third party and received no proceeds and incurred no costs.  The table below shows the number of the Partnership's gross and net wells by state as of December 31, 2004.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Managing General Partner as driller/operator is not party to any legal action that it believes would have a materially adverse affect on the Managing General Partner's or Partnership's business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

	Years Ended December 31,
	2004	2003	2002
Oil and Gas Sales	$1,624,890	1,507,746	1,083,570
Costs and Expenses	900,422	979,218	1,049,310
Cumulative effect of change in accounting principle	-	(18,847)	-
Net Income	725,005	510,311	35,343
Allocation of Net Income:
Managing General Partner	145,001	102,062	7,069
Limited and Additional General Partners	580,004	408,249	28,274
Per Limited and Additional General
Partner Unit	626	441	31
Total Assets	3,524,446	3,615,547	3,882,471
Distributions:
Managing General Partner	85,575	89,795	23,794
Limited and Additional General Partner	750,047	708,616	294,098

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

     The Partnership had working capital at December 31, 2004 of $232,328.

     Operations are expected to be conducted with available funds and revenues generated from oil and natural gas activities.  No bank borrowings are anticipated.

Results of Operations

2004 Results Compared to 2003

     Oil and gas sales for the year ended December 31, 2004 were $1,624,890 compared to $1,507,746 for the year ended December 31, 2003. The volume of natural gas sold for the year ended December 31, 2004 was 287,142 Mcf at an average sales price of $5.65 per Mcf compared to 313,240 Mcf at an average sales price of $4.81 per Mcf for the year ended December 31, 2003.  The lifting cost for the year ended December 31, 2004, was $2.25 per Mcf compared to $2.22 per Mcf for the year ended December 31, 2003.  This increase is partially attributed to the increase in severance and property taxes.  The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcf. Depreciation, depletion and amortization decreased from $259,938 for the year ended December 31, 2003 to $227,438 for the year ended December 31, 2004.  Cash distributions to the partners amounted to $835,622 in 2004.

2003 Compared to 2002

     Oil and gas sales for the year ended December 31, 2003 were $1,507,746 compared to $1,083,570 for the year ended December 31, 2002. The volume of natural gas sold for the year ended December 31, 2003, was 313,240 Mcf at an average sales price of $4.81 per Mcf compared to 366,668 Mcf at an average sales price of $2.96 per Mcf for the year ended December 31, 2002. The lifting cost for the year ended December 31, 2003 was $2.22 per Mcf compared to $2.02 per Mcf for the year ended December 31, 2002. This increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcf. Cash distributions to the partners amounted to $798,411 in 2003.

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

                                                                                   6

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.  The Partnership's crude oil production is sold to purchasers at or near the Partnership's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

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

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

                                                                                      7

Oil and Gas Properties

 Exploration and development costs are accounted for by the successful efforts method.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

Unproved properties or leases are written-off to expense when it is determined that they will expire or be abandoned.

Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

New Accounting Standards

     In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $12,102 and a related liability of $30,949 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $18,847.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Appalachian and Michigan production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

                                                                                      8

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Purchase	4288	6.63	28,448	(1,632)
Natural Gas	Floors	117,914	4.79	-	13,513
Natural Gas	Ceilings	58,957	5.73	-	(53,725)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	4288	6.63	28,448	(1,632)
Natural Gas	Floors	117,914	4.79	-	13,513
Natural Gas	Ceilings	58,957	5.73	-	(53,725)

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Sale	5,102	5.40	27,552	(3,821)
Natural Gas	Purchase	4,373	4.77	20,861	2,903
Natural Gas	Floors	81,635	4.12	-	878
Natural Gas	Ceilings	66,328	5.55	-	(11,796)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

  The average NYMEX closing price for natural gas for the years 2004, 2003 and 2002 was $6.14 per Mmbtu, $5.39 per Mmbtu and $3.22 per Mmbtu.  Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulations and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

                                                                                 9

Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter and subsequent to the date of their evaluation.

ITEM 9B:  OTHER INFORMATION

NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership has no directors or executive officers.  The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

     Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the Managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

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

		Years Ended December 31,
	2004	2003	2002
Lifting costs	$646,065	695,140	738,953
Tax return preparation	9,013	8,862	8,960
Direct administrative cost	4,337	4,171	4,739

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the years ended December 31, 2004 and 2003, the Partnership paid KPMG LLP $7,381 and $7,166, respectively for professional services for the audit of the Partnership's financial statements in its Form 10-K and the review of financial statements in the Partnership's Form 10-Qs.

Pre-Approval Policies and Procedures

     The Sarbanes-Oxley Act of 2002 requires that all services provided to the Partnership by its independent accountants be subject to pre-approval by the Audit Committee or authorized members of the Committee. Since the Partnership does not have an Audit Committee, the Managing General Partner's Audit Committee also serves for the Partnership.  The Audit Committee has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Partnership's independent accountants. Services necessary to conduct the annual audit must be pre-approved by the Audit Committee or by the authorized Audit Committee member.

ITEM 15. EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES

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

(3)     Exhibits

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
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.

CONFORMED COPY

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 1997-D Limited Partnership By its Managing General Partner Petroleum Development Corporation
By /s/ Steven R. Williams Steven R. Williams, Chairman

April 19, 2005

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 19, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 19, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	April 19, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director	April 19, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 19, 2005

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2004, 2003, and 2002

(With Independent Registered Public Accounting Firm's Report Thereon)

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

All financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered  Public Accounting Firm

To the Partners

PDC 1997-D Limited Partnership:

We have audited the accompanying balance sheet of PDC 1997-A Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1997-D Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in 2003.

KPMG LLP

Pittsburgh, Pennsylvania

April 19, 2005

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

Assets	2004	2003

Cash	$ 983	532
Accounts receivable - oil and gas revenues	317,821	181,935
Total current assets	318,804	182,467

Oil and gas properties, successful efforts method (notes 3 and 6):	7,057,624	7,057,624
Less accumulated depreciation, depletion, and amortization	3,851,982	3,624,544
	3,205,642	3,433,080

	$3,524,446	3,615,547
Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 86,476	38,920
Total current liabilities	86,476	38,920

Asset retirement obligation	34,774	32,806

Partners' equity	3,403,196	3,543,821

	$3,524,446	3,615,547

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Sales of oil and gas	$1,624,890	1,507,746	1,083,570
Interest income	557	630	1,083
	1,625,447	1,508,376	1,084,653

Expenses (note 3):
Lifting cost	646,065	695,140	738,953
Independent audit fee	7,381	7,166	6,957
Franchise taxes	4,240	2,084	2,125
Tax return preparation	9,013	8,862	8,960
Direct administrative cost	6,305	6,028	4,739
Depreciation, depletion and amortization	227,438	259,938	287,576
	900,442	979,218	1,049,310

Income before cumulative effect of change in accounting principle	725,005	529,158	35,343

Cumulative effect of change in accounting principle	-	(18,847)	-

Net income	$ 725,005	510,311	35,343

Net income per limited and additional general partner unit before cumulative effect of change in accounting principle	$ 626	457	31

Cumulative effect of change in accounting principle	-	(16)	-

Net income per limited and additional general partner unit	$ 626	441	31

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity and Comprehensive Income (Loss)

Years Ended December 31, 2004, 2003 and 2002

Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive

Income (Loss)

				Total

Balance December 31, 2001	$2,998,859	$1,127,447	-	$4,126,306

Distributions to partners	(294,098)	(23,794)		(317,892)

Comprehensive loss:
Net income	28,274	7,069		35,343
Change in fair value of outstanding hedging positions			(40,121)
Reclassification adjustment for settled contracts included in net income			-
Other comprehensive income (loss)			(40,121)	(40,121)
Comprehensive loss				(4,778)

Balance December 31, 2002	2,733,035	1,110,722	(40,121)	3,803,636

Distributions to partners	(708,616)	(89,795)		(798,411)

Comprehensive income:
Net income	408,249	102,062		510,311
Change in fair value of outstanding hedging positions			22,832
Reclassification adjustment for settled contracts included in net income			5,453
Other comprehensive income (loss)			(28,285)	28,285
Comprehensive income				538,596
Balance December 31, 2003	2,432,668	1,122,989	(11,836)	3,543,821

Distributions to partners	(750,047)	(85,575)		(835,622)

Comprehensive income:
Net income	580,004	145,001		725,005
Change in fair value of outstanding hedging positions			(88,427)
Reclassification adjustment for settled contracts included in net income			58,419
Other comprehensive income (loss)			(30,008)	(30,008)
Comprehensive income	________	_________	________	694,997
Balance December 31, 2004	$2,262,625	$1,182,415	$(41,844)	$3,403,196

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$725,005	510,311	35,343
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	227,438	259,938	287,576
Cumulative effect of change in accounting principle	-	18,847	-
Accretion of asset retirement obligation	1,968	1,857	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(123,251)	9,007	(10,551)
Decrease (increase) in accrued expenses	4,913	(5,091)	6,334

Net cash provided from operating activities	836,073	794,869	318,702

Cash flow from financing activities:
Distributions to partners	(835,622)	(798,411)	(317,892)

Net cash used by financing activities	(835,622)	(798,411)	(317,892)

Net increase (decrease) in cash	451	(3,542)	810
Cash at beginning of year	532	4,074	3,264
Cash at end of year	$ 983	532	4,074

See accompanying notes to financial statements.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(1)  Summary of Significant Accounting Policies

Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 1997-D Limited Partnership (the Partnership).  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.  Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.  The Partnership's crude oil production is sold to purchasers at or near the Partnership's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

The Partnership sold oil and natural gas to one customer which accounted for 100% of the Partnership's total oil and natural gas sales for the years ended December 31, 2004, 2003 and 2002.

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

All derivatives are recognized on the Partnership balance sheet at their fair value.  On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively.  No hedging activities were discontinued during 2004 or 2003.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is designated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

New Accounting Standards

In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $12,102 and a related liability of $30,949 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $18,847.

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

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(3)  Transactions with Managing General Partner and Affiliates

Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Limited Partnership Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for years ended December 31, 2004, 2003 and 2002.

	Years Ended December31,
	2004	2003	2002
Lifting costs	$646,065	695,140	738,953
Tax return preparation	9,013	8,862	8,960
Direct administrative cost	4,337	4,171	4,739

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

 (1) Organization and offering costs, net of the dealer manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds. In addition, organization and offering costs in excess of 10-1/2% of Subscriptions, if any, were paid by the Managing General Partner, without recourse to the Partnership.

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

(5) To the extent that Investor Partners receive preferred cash distributions the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.  In accordance with the drilling prospectus the investor partners received preferred cash distributions of $81,547, $69,885, and $39,783 in 2004, 2003, and 2002, respectively.

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

(7) In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners which is entirely voluntary on the part of the partners.  During 2004 PDC purchased a total of 7.09 units of partnership interest for a total ownership of 42.17 units as of December 31, 2004 which represents a 4.55% ownership of the original Investor Partners share of limited and additional general partnership units.  Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales.  These instruments consist of NYMEX-traded natural gas futures and options contracts.   These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and  2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Purchase	4288	6.63	28,448	(1,632)
Natural Gas	Floors	117,914	4.79	-	13,513
Natural Gas	Ceilings	58,957	5.73	-	(53,725)

F-12 PDC 1997-D LIMITED PARTNERSHIP (A West Virginia Limited Partnership) Notes to Financial Statements Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	4288	6.63	28,448	(1,632)
Natural Gas	Floors	117,914	4.79	-	13,513
Natural Gas	Ceilings	58,957	5.73	-	(53,725)

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Sale	5,102	5.40	27,552	(3,821)
Natural Gas	Purchase	4,373	4.77	20,861	2,903
Natural Gas	Floors	81,635	4.12	-	878
Natural Gas	Ceilings	66,328	5.55	-	(11,796)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

(6) Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.  Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.  Costs capitalized for these activities are as follows:

	December 31,
	2004	2003	2002
Lease acquisition costs	$ 520,022	520,022	520,022
Intangible development costs	16,216,034	16,216,034	16,216,034
Well equipment	3,383,987	3,383,987	3,383,987
Impairment charge	(13,085,546)	(13,085,546)	(13,085,546)
Capitalized asset retirement cost	23,127	23,127	-
	$ 7,057,624	7,057,624	7,034,497

There were no costs incurred for the Partnership's oil and gas activities for the years ended December 31, 2004, 2003 and 2002.

(7)  Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes.   At December 31, 2004 and 2003, the income tax basis of the partnership's oil and gas properties was $913,540 and $1,183,998, respectively.

PDC 1997-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(8)  Supplemental Reserve Information (Unaudited)

Proved oil and gas reserves of the Partnership have been estimated by the Managing General Partner's petroleum engineers at December 31, 2004, 2003 and 2002. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year-end prices. A copy of the reserve report has been made available to all partners.  All of the partnership's reserves are proved developed.  An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Gas (MCF)
	2004	2003	2002
Beginning of year	4,096,000	4,396,000	3,698,000
Revisions of previous estimates	118,000	13,000	1,065,000
Production	(287,000)	(313,000)	(367,000)
End of Year	3,927,000	4,096,000	4,396,000

(9)  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved

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

	As of December 31,
	2004	2003	2002
Future estimated revenues	$ 25,290,000	22,543,000	18,026,000
Future estimated production costs	(9,804,000)	(9,580,000)	(7,926,000)
Future estimated development costs	(144,000)	(144,000)	(144,000)
Future net cash flows	15,342,000	12,819,000	9,956,000
10% annual discount for estimated timing of cash flows	(8,500,000)	(6,910,000)	(5,472,000)
Standardized measure of discounted future
estimated net cash flows	$ 6,842,000	5,909,000	4,484,000

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Years Ended December 31,
	2004	2003	2002
Sales of oil and gas production, net of production costs	$ (979,000)	(813,000)	(345,000)
Net changes in prices and production costs	3,132,000	3,647,000	4,268,000
Revisions of previous quantity estimates	370,000	29,000	1,353,000
Accretion of discount	(1,590,000)	(1,438,000)	(3,121,000)
	$ 933,000	1,425,000	2,155,000

PDC 1997-DLIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

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